Form 10QSB
period 1996-03-31
SANGUINE CORP
filed 1996-06-10
CIK 926287

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-24480


                           SANGUINE CORPORATION
              (Name of Small Business Issuer in its Charter)


           NEVADA                                        95-4347608
           ------                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                        101 East Green Street, #11
                        Pasadena, California  91105
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (818) 405-0079


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No                  (2)  Yes  X    No
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               June 4, 1996

                                19,562,859
                                ----------



                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                               Balance Sheet
             March 31, 1996 (Unaudited) and December 31, 1995

                                        Unaudited
                                              1996                1995
                                              ----                ----
                                  ASSETS
Current Assets
- --------------
     Cash                           $        1,015      $           712

Property & Equipment
- --------------------
     Furniture                               2,614                2,844

Other Assets
- ------------
     Refundable Loan Commitment
      Fee (See Note #10)                    10,000               10,000
                                            ------               ------

     TOTAL ASSETS                    $      13,629        $      13,556
                                            ------               ------

                    LIABILITIES & STOCKHOLDERS  EQUITY

Current Liabilities
- -------------------
     Accounts Payable                $      54,521        $      27,626
     Accrued Salaries                      164,000              140,000
     Accrued Interest Payable               19,365               18,000
     Notes Payable                          49,500               43,400
                                            ------               ------

     Total Current Liabilities             287,386              229,026

Stockholders  Equity
- --------------------
     Common Stock, Authorized:
      100,000,000 Shares
      at $0.001 ParValue:
      19,562,859 Shares
      Issued & Outstanding                  19,562               19,562

     Paid In Capital
       (Quasi-Reorganized
       March 20, 1994 Deficit
       Retained Earnings of
       $2,423,964 Eliminated)              513,847              513,847

     Retained Earnings Deficit            (807,166)            (748,879)
                                          ---------            ---------

     Total Stockholders  Equity           (273,757)            (215,470)
                                          ---------            ---------
TOTAL LIABILITIES & STOCKHOLDERS
 EQUITY                               $     13,629         $     13,556

The accompanying notes are an integral part of these financial statements

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                         Statements of Operations
       For the Period January 1, 1996 to December 31, 1996 Unaudited
                   and January 1, 1996 to March 31, 1995

                                               March             March
                                              31, 1996         31, 1995
                                              --------         --------
Revenues
- --------
   Interest Income                       $         1         $        1
                                                   -                  -

          Total Revenues                           1                  1
Expenses
- --------
   Research & Development                     28,501             21,620
   Promotion                                     -0-              3,916
   Salaries                                    4,500              4,500
   Office Expense                              3,598              2,792
   Auto Expenses                               1,967                270
   Legal & Professional Fees                   6,801              2,119
   Rent                                        3,892              3,986
   Interest Expense                            1,541              1,365
   Travel                                        283              1,475
   Stock Transfer                                -0-                102
   Consultant Fees                             5,800              2,000
   Tax & License                               1,175                -0-
   Depreciation                                  230                230
                                                 ---                ---

      Total Expenses                          58,288             44,375
                                              ------             ------

      Loss for Period                    $   (58,287)        $  (44,374)

      Profit (Loss) Per Share                   (.00)              (.00)

      Weighted Average Shares
      Outstanding                         19,562,859         16,721,859

The accompanying notes are an integral part of these financial statements

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                    Statements of Cash Flows Unaudited
          For the Periods January 1, 1996 to March 31, 1996 and
                    January 1, 1995 to March 31, 1995

                                                 March              March
                                              31, 1995           31, 1995
                                              --------           --------
Cash Flows from Operating Activities
- ------------------------------------
 Net (Loss)                                $   (58,287)     $    (44,374)
 Depreciation                                      230               230
 Changes in Operating Assets & Liabilities:
  Increase (Decrease)Accounts Payable           26,895            18,462
  Increase in Interest Payable                   1,365             1,365
  Increase in Accrued Salaries                  24,000            24,000
                                                ------            ------

      Net Cash Flows from
      Operating Activities                      (5,797)             (317)

Cash Flows from Investing Activities               -0-              -0-
- ------------------------------------

Cash Flows from Financing Activities
- ------------------------------------
 Increase in Notes Payable                       6,100              -0-
                                                 -----              ---
      Net Cash Flows Provided by
      Financing Activities                       6,100              -0-
                                                 -----              ---

    Increase (Decrease) in Cash                    303             (317)

      Cash at Beginning of Period                  712            1,654

      Cash at End of Period                $     1,015     $      1,337
                                                 -----            -----

Disclosure for Cash Flows from:

 Interest                                  $    1,541      $      1,365
 Taxes                                             -0-             -0-

The accompanying notes are an integral part of these financial statements

                           SANGUINE CORPORATION
                       Notes to Financial Statements

NOTE #1 - Statement Preparation

     The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities & Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

     The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company s 1995 10-K report.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
- --------------------------------------------------------------------

Plan of Operation.
- ------------------

          The Company has conducted all of its business operations through its majority owned subsidiary, Sanguine Corporation, a California corporation ("Sanguine California"). Sanguine California is engaged in the development of a synthetic red blood cell product called "PHER-O2." The development of this product presently comprises its sole business operations. PHER-O2 is composed of perfluoro-decalin molecules (i.e., synthetic red blood cells), purified water and a proprietary, synthetic, fluorinated surfactant to hold the emulsion together. Perfluoro-decalin has great oxygen-carrying capacity, yet it can be as much as 900 times smaller than a red blood cell. Management believes that PHER-O2 may carry three to four times the oxygen of human blood per unit volume. This increased oxygen-carrying capacity may make PHER-O2 useful in the treatment of heart attacks, strokes, cancer and other diseases for which increased oxygenation is beneficial. Furthermore, the Company believes that perfluoro-decalin may be effective as an imaging agent in X-ray imaging, nuclear magnetic resonance (NMR) imaging and CAT scans, without side effects. Management also believes that PHER-O2 has several other advantages over human blood: it can be sterilized to be free of disease; is believed to have the quality of a universal match for all blood types; can be mass-produced; and may be stored much longer than human blood.

          Battelle Memorial Institute, through its Battelle Columbus Operations ("Battelle"), was retained to assist the Company in completing the emulsion of perfluoro-decalin and the synthetic surfactants that make up PHER-O2; it is anticipated that on completion of the compounding of PHER-O2, Battelle will perform initial gross animal tests, which do not require regulatory approval prior to commencement; however, the data gathered from any such tests will be subject to regulatory review in the future. The Company anticipates that it will manufacture experimental doses of PHER-O2 required to conduct gross animal testing.

          It is anticipated that continued research and development of PHER-O2 will depend upon the Company's ability to obtain substantial additional equity or debt funding, as to which no assurance can be given. See the captions "Business Development," "Future Capital Requirements; Uncertainty of Future Funding" and "Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts" of the Company's Annual Report on Form
10-KSB for the fiscal year ended December 31, 1995, which has previously been filed with the Securities and Exchange Commission.

          In its second phase of operations, management intends to continue developing the perfluorocarbon compounds in PHER-O2 in order to optimize its quality, and expects to begin animal safety and efficacy trials in accordance with guidelines of the United States Food and Drug Administration ("FDA") and comparable foreign regulatory requirements.

          In the final phase of the Company's proposed business operations, it intends to complete its United States testing of PHER-O2, receive all necessary FDA approvals and begin American and Canadian sales for cancer treatment and angioplasty; and complete overseas testing, begin overseas sales and begin the construction of manufacturing facilities. Sanguine California has previously licensed BioLogix Development Partners, an unaffiliated California limited partnership, to manufacture and market PHER-O2 in Canada, including any future Canadian patent rights, and the exclusive right to market PHER-O2 in U.S. military pre-hospital markets. In this final phase, the Company also intends to continue trials to test PHER-O2 for other applications, including transplant organ preservation and the treatment of carbon monoxide poisoning, sickle cell anemia, heart attack and stroke. The Company will be required to conduct similar rigorous testing and clinical trials of PHER-O2 for each desired application for which it is sought to be used.

          PHER-O2 is still in the research and development stage. It has not been tested on animals or humans; nor has any application been submitted to any federal, state or foreign agency to seek authority for such testing. This development process will be time consuming, costly, subject to extreme governmental regulation and must prove that this product is safe and efficacious for human use. Until then, the Company will have no potential for revenues from operations. No assurance can be given that the Company will be able to raise the capital it will need to develop PHER-O2, or that if sufficient funds are raised, the Company will ever receive requisite federal, state or foreign agency approval to manufacture or market this product. See the captions "Business Development," "Special Risk Factors," "Principal Products or Services and their Markets," "Competition," "Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts" and "Governmental Approval of Principal Products or Services" of the Company's Registration Statement on Form 10-SB-A1, which has previously been filed with the Securities and Exchange Commission, and which is incorporated herein by reference.

Results of Operations.
- ----------------------

          During the quarterly period ending March 31, 1996, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $1 and sustained a net loss of $58,287.

Liquidity.
- ----------

          During the quarterly period ended March 31, 1996, the Company had total expenses of $58,288, while receiving $1 in revenues.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
- ----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
- --------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
- ------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
- --------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
- ----------------------------

          On or about March 11, 1996, the Board of Directors of the Company, acting without a meeting pursuant to Section 78.315 of the Nevada Revised Statutes, resolved to appoint David E. Nelson, CPA, Chief Financial Officer of the Company. Also on March 11, 1996, Thomas D. Drees, Ph.D., and Anthony G. Hargreaves, who collectively held in excess of a majority of the issued and outstanding shares of the Company's common stock, acting without a meeting pursuant to Section 78.320 of the Nevada Revised Statutes, resolved to elect Mr. Nelson and Holomon J. Nicholas, II, to the Board of Directors of the Company, to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified or their prior resignations or termination.

Item 6.   Exhibits and Reports on Form 8-K.
- -------------------------------------------

          (a)  Exhibits.

               10-SB-A1 Registration Statement.*

               Form 10-KSB-A1 Annual Report for the
               Fiscal Year ended December 31, 1994.*

          (b)  Reports on Form 8-K.

               None.

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SANGUINE CORPORATION



Date: 6/4/96                          By  /s/
     --------------                     -------------------------------------
                                        Thomas C. Drees, CEO and Chairman of
                                        the Board of Directors


Date: 6/7/96                          By  /s/
     --------------                     -------------------------------------
                                        Holomon J. Nicholas, II
                                        President, COO and Director


Date: 6/4/96                          By  /s/
     --------------                     -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 6/7/96                          By  /s/
     --------------                     -------------------------------------
                                        David E. Nelson, CPA
                                        CFO and Director


Date: 6/4/96                          By  /s/
     --------------                     -------------------------------------
                                        Edward L. Kunkel, Esq.
                                        Director