Form 10QSB
period 1996-06-30
SANGUINE CORP
filed 1996-12-20
CIK 926287

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

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

                            December 11, 1996

                                20,877,723
                                ----------



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

                       Sanguine Corporation
                  (A Development Stage Company)
                          Balance Sheets
         June 30, 1996 (Unaudited) and December 31, 1995

                                             Unaudited
                                                  June             December
                                              30, 1996             31, 1995

                              ASSETS

Current Assets
  Cash                                        $     909            $     712

Property & Equipment
  Furniture - Net                                 2,384                2,844

Other Assets
  Refundable Loan Commitment Fee                 10,000               10,000

       Total Assets                           $  13,293            $  13,556


                LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                             $  76,467           $  27,626
  Accrued Salaries                               188,000             140,000
  Accrued Interest Payable                        20,730              18,000
  Notes Payable                                   60,450              43,400

       Total Current Liabilities               $ 345,647           $ 229,026

Stockholders' Equity
  Common Stock Authorized:
    100,000,000 Shares at $0.001
    Par Value: 19,562,859 Shares
    Issued and Outstanding                        19,562              19,562
  Paid in Capital (Quasi-Reorganized
  March 30, 1994 Deficit Retained
  Earnings of $2,423,964 Eliminated)             513,847             513,847
  Retained Earnings Deficit                     (865,763)           (748,879)

  Total Stockholders' Equity                    (332,354)           (215,470)

  TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                         $  13,293            $ 13,556


The accompanying notes are an integral part of this financial statement

                       Sanguine Corporation
                  (A Development Stage Company)
              Statements of Operations (Unaudited)
             From April 1, 1996 to June 30, 1995 and
                April 1, 1995 to June 30, 1995 and
               January 1, 1996 to June 30, 1996 and
                 January 1, 1995 to June 30, 1995

                             April        April      January          January
                           1, 1996       1, 1995     1, 1996          1, 1995
                           to June       to June     to June          to June
                          30, 1996       30, 1995   30, 1996         30, 1995


Revenues

  Interest Income         $  -0-         $      1    $       1       $      3

       Total Revenues        -0-                1            1              3

Expenses

  Promotion                     2,500       -0-          2,500          3,916
  Depreciation                    230         230          460            460
  Research & Development       25,950      19,500       54,451         39,000
  Office Expense                3,906       2,336        6,747          5,122
  Auto Expense                    270         270          540            540
  Salaries                      4,500       4,500        9,000          9,000
  Legal & Professional Fees    10,772       6,300       17,573         10,539
  Rent                          3,979       3,950        6,671          7,940
  Interest Expense              1,759       1,417        3,301          2,782
  Travel                        1,318          352       1,318          1,827
  Stock Transfer                  584          23          584            125
  Consultant Fees               7,450       1,675       13,250          3,675
  Tax & License                   496         377          490            377

       Total Expenses          63,714      40,930     (116,885)      $(85,303)

       Net (Loss)         $   (63,714)  $(40,929)   $(116,884)      $(85,300)

       (Loss) Per Share          (.00)      (.00)        (.00)         (.00)

  Weighted Average
    Shares Outstanding      19,562,859 16,721,851   19,562,859    16,721,859


The accompanying notes are an integral part of this financial statement

                      Sanguine Corporation
                  (A Development Stage Company)
               Statements of Cash Flows (Unaudited)
       For the Period January 1, 1996 to June 30, 1996 and
                 January 1, 1995 to June 30, 1995

                                                1996                1995


Cash Flows from Operating Activities

  Net (Loss)                                    $(116,884)         $ (85,303)
  Adjustments to Reconcile Net Loss
  to Net Cash Used by Operations:
    Depreciation                                       460               460
  Changes in Operating Assets & Liabilities:
    Increase in Accounts Payable                    48,841            27,814
    Increase in Interest Payable                     2,730             2,730
    Increase in Accrued Salary                      48,000            48,000
    Decrease in Receivable in Offshore Corp            -0-             3,300

         Cash Flows from Operating Activities      (16,853)           (2,999)

Cash Flows from Investing Activities

  Purchase of Equipment                                -0-               -0-

         Cash Used by Investing Activities             -0-               -0-

Cash Flows from Financing Activities

  Increase in Notes Payable                          17,050            3,000
  Contributed Capital                                  -0-               -0-

         Cash Provided by Financing Activities       17,050            3,000

         Increase (Decrease) in Cash                    197                1

         Cash at Beginning of Period                    712            1,654

         Cash at End of Period                     $    909         $  1,655

Disclosures for Cash Flows from:
  Interest                                         $  3,301         $  2,782
  Taxes                                                -0-               -0-


The accompanying notes are an integral part of this financial statement

                       Sanguine Corporation
                  (A Development Stage Company)
                  Notes to Financial Statements


NOTE #1 - Statement of Preparation

 The Company has prepared the accompanying financial statements with interim financial reporting requirement promulgated by the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

 The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 10-K report.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

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

          It is anticipated that continued research and development of PHER-O2 will depend upon the Company's ability to obtain substantial additional equity or debt funding, as to which no assurance can be given. See the captions "Business Development," "Future Capital Requirements; Uncertainty of Future Funding" and "Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts" of the Company's Annual Report on Form 10-KSB-A1 for the fiscal year ended December 31, 1995, which has previously been filed with the Securities and Exchange Commission.

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

Results of Operations.
----------------------

          During the quarterly period ending June 30, 1996, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $0 and sustained a net loss of $63,714.

Liquidity.
----------

          During the quarterly period ended June 30, 1996, the Company had total expenses of $63,714, while receiving no revenues.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               10-SB-A1 Registration Statement.*

               Form 10-KSB-A1 Annual Report for the
               Fiscal Year ended December 31, 1995.*

          (b)  Reports on Form 8-K.

               None.

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SANGUINE CORPORATION


Date: 12/13/96                        By  /s/ Thomas C. Drees
     --------------                     -------------------------------------
                                        Thomas C. Drees, CEO and Chairman of
                                        the Board of Directors

Date: 12/13/96                        By  /s/ A.G. Hargreaves
     --------------                     -------------------------------------
                                        Anthony G. Hargreaves
                                         Vice President, Secretary/Treasurer
                                        and Director

Date: 12/13/96                        By  /s/ Edward L. Kunkel
     --------------                     -------------------------------------
                                        Edward L. Kunkel, Esq.
                                        Director