Form 10QSB
period 1996-09-30
SANGUINE CORP
filed 1996-12-20
CIK 926287

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

                       Sanguine Corporation
                  (A Development Stage Company)
                          Balance Sheets
       September 30, 1996 (Unaudited) and December 31, 1995

                         Unaudited
                         September           December
                         30, 1996            31, 1995


                              ASSETS

Current Assets
     Cash                $    2,805          $    712

Property & Equipment

     Furniture - Net          2,154             2,844

Other Assets
     Refundable Loan
     Commitment Fee          10,000            10,000

         Total Assets    $   14,959          $ 13,556


                LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable    $   41,504          $ 27,626
     Accrued Salaries       132,500           140,000
     Accrued Interest
     Payable                 22,095            18,000
     Notes Payable           67,150            43,400

     Total Current
     Liabilities       $    263,249      $    229,026

Stockholders' Equity

 Common Stock Authorized:
   100,000,000 Shares
   at $0.001 Par Value:
   20,552,217 Shares
   & 19,562,859 Shares
   Issued & Outstanding
   Respectively              20,751            19,562

 Paid in Capital (Quasi-
   Reorganized
   March 30, 1994 Deficit
   Retained Earnings of
   $2,423,964 Eliminated)   644,662           513,847

Retained Earnings Deficit  (913,703)         (748,879)

Total Stockholders' Equity (248,290)         (215,470)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY   $     14,959      $     13,556


The accompanying notes are an integral part of this financial statement

                       Sanguine Corporation
                  (A Development Stage Company)
              Statements of Operations (Unaudited)
           From July 1, 1996 to September 30, 1996 and
              July 1, 1995 to September 30, 1995 and
            January 1, 1996 to September 30, 1996 and
              January 1, 1995 to September 30, 1995


                           July 1,     July 1,      January 1,      January 1,
                          1996 to      1995 to      1996 to        1995 to
                        September    September      September    September
                         30, 1996     30, 1995       30, 1996     30, 1995


Revenues

  Interest Income       $       2    $        1    $        3     $       4

       Total Revenues           2             1             3             4

Expenses

  Promotion                     -0-           -0-       2,500            -0-
  Depreciation                 230           230          690           690
  Salaries                   4,500         9,000       13,500        27,000
  Research & Development    19,500        17,900        73,951       47,900
  Office Expense             1,552         4,849        13,127       13,487
  Auto Expense                 270           274           810          814
  Legal & Professional Fees  1,204         1,705        13,777       12,244
  Rent                       3,979         3,979        10,650       11,915
  Interest Expense           1,992         1,454         5,293        4,236
  Travel                        -0-          842         1,318        2,709
  Stock Transfer               297            45           882          169
  Consultant Fees           14,287         4,950        27,537        8,625
  Tax & License                 -0-           70           381          447
  Insurance                    130           131           411          498

       Total Expenses       47,941        45,429       164,827      130,734

       Net (Loss)        $ (47,939)    $ (45,428)  $  (164,824)  $ (130,730)

       (Loss) Per Share       (.00)         (.00)         (.01)        (.01)

  Weighted Average
    Shares Outstanding  19,562,859    16,721,851    19,562,859   16,721,859


The accompanying notes are an integral part of this financial statement

                       Sanguine Corporation
                  (A Development Stage Company)
               Statements of Cash Flows (Unaudited)
    For the Period January 1, 1996 to September 30, 1996 and
              January 1, 1995 to September 30, 1995


                                             September              September
                                                  1996                   1995


Cash Flows from Operating Activities

  Net (Loss)                                 $ (164,824)            $(130,730)
  Adjustments to Reconcile Net Loss
  to Net Cash Used by Operations:
   Depreciation                                     690                   690
    Non Cash Expenses                            14,087                 1,550
    Write Off - Offshore Corporation                 -0-                3,300
  Changes in Operating Assets & Liabilities:
    Increase in Accounts Payable                 49,795               118,198
    Increase in Interest Payable                  4,095                 4,095
    Increase in Accrued Salaries                 72,000                   -0-

Cash Flows from Operating Activities            (24,157)               (2,897)

Cash Flows from Investing Activities

  Purchase of Equipment                             -0-                   -0-

   Cash Used by Investing Activities                -0-                   -0-

Cash Flows from Financing Activities

  Increase in Notes Payable                      23,750                3,000
  Contributed Capital                             2,500                    -0-

    Cash Provided by Financing Activities        26,250                3,000

    Increase (Decrease) in Cash                   2,093                  103

    Cash at Beginning of Period                     712                1,654

    Cash at End of Period                    $    2,805          $     1,657

Disclosures for Cash Flows from
  Interest                                    $   5,293          $     4,236
  Taxes                                              -0-                  -0-

Non Cash Events
  Issued 529,355 Shares In Lieu of
    Cash for Salaries Payable                 $  79,500           $       -0-

  Issued 200,000 Shares in Lieu of
    Cash for Accounts Payable                    35,917                    -0-


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

Results of Operations.
----------------------

          During the quarterly period ending September 30, 1996, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $2 and sustained a net loss of $34,302.

Liquidity.
----------

          During the quarterly period ended September 30, 1996, the Company had total expenses of $34,304, while receiving $2 in revenues.

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

                                      SANGUINE CORPORATION



Date: 12/18/96                        By  /s/ Thomas C. Drees
     --------------                     -------------------------------------
                                        Thomas C. Drees, CEO and Chairman of
                                        the Board of Directors


Date: 12/18/96                        By  /s/ A.G. Hargreaves
     --------------                     -------------------------------------
                                        Anthony G. Hargreaves
                                         Vice President, Secretary/Treasurer
                                        and Director


Date: 12-18-96                        By  /s/ Edward L. Kunkel
     --------------                     -------------------------------------
                                        Edward L. Kunkel, Esq.
                                        Director