Form 10KSB
period 1996-12-31
SANGUINE CORP
filed 1997-04-21
CIK 926287

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 0-24480


                       SANGUINE CORPORATION
          (Name of Small Business Issuer in its Charter)

         NEVADA                                        95-4347608
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

                    101 East Green Street, #11
                    Pasadena, California  91105
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (818) 405-0079


                               N/A
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:             None
Securities Registered under Section 12(g) of the Exchange Act:   $0.001 par
value common stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1996 -
$3

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 11, 1997 - $6,208.44. There are approximately 6,208,440 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          April 11, 1997

                            20,877,723


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          On March 11, 1996, the holders of a majority of the issued and outstanding shares of common stock of Sanguine Corporation, a Nevada corporation (the "Company"), resolved to appoint Holomon J. Nicholas, II, and David E. Nelson, CPA, to the Board of Directors of the Company, to serve until the next annual meeting of stockholders or until their prior resignation or termination.

          The Board of Directors of the Company resolved on June 24, 1996, to issue 200,000 shares of "unregistered" and "restricted" common stock to A. Smith & Associates in full payment of certain cash loans, totaling $49,554.24, made to the Company during the period September 1, 1995, through June 6, 1996.

          On July 8, 1996, the Board of Directors authorized the issuance of 10,000 "unregistered" and "restricted" shares of common stock to W. Eric Roberts in consideration of the sum of $2,500, with such shares to have "piggyback" rights, i.e., registration rights in the event that the Company determines to undertake a registered offering of its securities in the future. As of the date of this Report, the Company has no plans to undertake any such offering in the foreseeable future.

          At a special meeting held on September 24, 1996, the Board of Directors resolved (i) to issue to Holomon J. Nicholas, II, the Company's President and Chief Executive Officer, 400,000 "unregistered" and "restricted" shares of its common stock; (ii) to amend its resolution of November 13, 1995, to provide for the issuance of an additional 500,000 "unregistered" and "restricted" shares to Mr. Nicholas, 250,000 of which are to be issued if Mr. Nicholas is successful in raising at least $5,000,000 during the following 12 to 18 month period, and 250,000 of which are to be issued if he is successful in raising at least $10,000,000 during the next 12 to 18 month period; (iii) to issue to Anthony G. Hargreaves, its Secretary/Treasurer, 529,358 "unregistered" and "restricted" shares in consideration of past services rendered to the Company over a six year period; (iv) to issue to Edward L. Kunkel, Esq., a director of the Company, 50,000 "unregistered" and "restricted" shares of the Company in consideration of services rendered over a two year period; and (v) that all of such shares be deemed fully paid and non-assessable on their issuance. With the exception of the aggregate of 500,000 shares to be issued to Mr. Nicholas in consideration of fund-raising, which have not yet been earned, all of these shares were issued on October 9, 1996.

          On October 25, 1996, the Board of Directors of the Company unanimously resolved to reduce the exercise price of certain options granted to Leonard W. Burningham, Esq., as outlined in the Company's Consultant Compensation Agreement No. 1 and as covered by a Registration Statement on Form S-8, filed with the Securities and Exchange Commission, from $1.25 per share to $0.25 per share, provided that Mr. Burningham exercise a portion of such option within 30 days of the date of the resolution sufficient to pay his then outstanding statement for legal fees of approximately $30,000, and his agreement to continue to render non-capital raising services to the Company in exchange for the payment of the remainder of the option shares covered by the Compensation Agreement at $0.25 per share, and further provided that the Company shall reimburse him for all out-of-pocket expenses incurred in rendering any such services. As of December 31, 1996, Mr. Burningham had exercised options to purchase a total of 125,506 shares of the Company's common stock.

          For a discussion of the business development of the Company from inception to the end of the calendar year ended December 31, 1995, see its Registration Statement on Form 10-SB-A1, filed with the Securities and Exchange Commission on August 19, 1994, its Annual Report on Form 10-KSB-A1 for the calendar year ended December 31, 1994, filed on August 2, 1995, and its Annual Report on Form 10-KSB-A1 for the calendar year ended December 31, 1995, filed on June 17, 1996, each of which is incorporated herein by this reference. See Item 13 of this Report.

Business.
---------

          The Company, through its majority-owned subsidiary, Sanguine Corporation, a California corporation ("Sanguine California"), is engaged in the development of a synthetic red blood cell product called "PHER-O2." PHER-O2 is a second generation version of Fluosol, the only FDA-approved synthetic blood product to date. The development of this product presently comprises its sole business operations. PHER-O2 is composed of perfluoro-decalin molecules (i.e., synthetic red blood cells), purified water and a proprietary, synthetic, fluorinated surfactant to hold the emulsion together. Perfluoro-decalin has great oxygen-carrying capacity, yet it can be as much as 900 times smaller than a red blood cell. Management believes that PHER-O2 may carry three to four times the oxygen of human blood per unit. This increased oxygen-carrying capacity may make PHER-O2 useful in the treatment of heart attacks, strokes, cancer and other diseases for which increased oxygenation is beneficial. Furthermore, the Company believes that perfluoro-decalin may be effective as an imaging agent in X-ray imaging, nuclear magnetic resonance
(NMR) imaging and CAT scans, without side effects. Management also believes that PHER-O2 has several other advantages over human blood: it may be sterilized to be free of disease; is believed to have the quality of a universal match for all blood types; may be mass-produced; and may be stored much longer than human blood.

          Battelle Memorial Institute was retained to assist the Company in completing the emulsion of perfluoro-decalin and the synthetic surfactants that make up PHER-O2. These activities ceased in May, 1994, when the Company became unable to pay for new Battelle research services. In the event that the Company is able to obtain substantial additional funding, as to which no assurance can be given, it is anticipated that on completion of the compounding of PHER-O2, Battelle Memorial Institute will perform initial gross animal tests, which do not require regulatory approval prior to commencement; however, the data gathered from any such tests will be subject to regulatory review in the future. The Company anticipates that it will manufacture experimental doses of PHER-O2 required to conduct gross animal testing.

          In its second phase of operations, management intends to continue developing the perfluorocarbon compounds in PHER-O2 in order to optimize its quality, and expects to begin animal safety and efficacy trials in accordance with guidelines of the United States Food and Drug Administration ("FDA") and comparable foreign regulatory requirements.

          In the final phase of the Company's proposed business operations, it intends to complete its United States testing of PHER-O2, receive all necessary FDA approvals and begin American and Canadian sales for cancer treatment and angioplasty; and complete overseas testing, begin overseas sales and begin the construction of manufacturing facilities. Sanguine California has previously licensed BioLogix to manufacture and market PHER-O2 in Canada, including any future Canadian patent rights, and the exclusive right to market PHER-O2 in U.S. military pre-hospital markets. In this final phase, the Company also intends to continue trials to test PHER-O2 for other applications, including transplant organ preservation and the treatment of carbon monoxide poisoning, sickle cell anemia, heart attack and stroke.
The Company will be required to conduct similar rigorous testing and clinical trials of PHER-O2 for each desired application for which it is sought to be used.

          PHER-O2 is still in the research and development stage. It has not been tested on animals or humans; nor has any application been submitted to any federal, state or foreign agency to seek authority for such testing. This development process will be time consuming, costly, subject to extreme governmental regulation and must prove that this product is safe and efficacious for human use. Until then, the Company will have no potential for revenues from operations. No assurance can be given that the Company will be able to raise the capital it will need to develop PHER-O2, or that if sufficient funds are raised, that the Company will ever receive requisite federal, state or foreign agency approval to manufacture or market this product. See the captions "Principal Products or Services and their Markets," "Competition," "Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts" and "Governmental Approval of Principal Products or Services" of this Item.

Principal Products or Services and their Markets.
-------------------------------------------------

          The Company has only one product, PHER-O2, which is still in the
research and development stage.   The Company's success hinges solely on the
success of this product, as to which no assurance can be given. PHER-O2 is made up of perfluoro-decalin (a type of perfluorocarbon that is harmless to the atmosphere), purified water and a proprietary surfactant to hold the emulsion together. Perfluoro-decalin gives the product its oxygen carrying ability. The surfactant is non-toxic and, being fluorinated, helps increase PHER-O2's oxygen carrying capacity and emulsion stability. Sanguine believes that the unique chemical nature of PHER-O2 will make it ideal for many medical applications; each such application will be subject to the same types of rigorous testing, clinical trials and regulatory approval process.

          PHER-O2 is believed to have the following advantages over human blood:

          1. May carry three to four times the oxygen of human blood per unit;

          2.   Free of HIV, hepatitis and other blood-borne disease;

          3.   Universal match for all blood types;

          4.   May be mass-produced;

          5.   Has a three-year shelf life;

          6.   May be stored at room temperature;

          7.   Has controllable circulatory half-life; and

          8.   1/900th the size of a red blood cell.

          9. PHER-O2 is a second generation drug from Fluosol-DA, the only synthetic red blood cell approved by the Food and Drug Administration.

          The Company believes that these unique qualities may make PHER-O2 ideal for blood transfusions and numerous other medical applications, including nuclear magnetic resonance imaging, CAT scans, cardioplegia (i.e., the priming of heart-lung machines in open heart surgery) and treatment of heart attacks, strokes, head and neck tumors and hemorrhagic shock. The Company intends to fully exploit the immense worldwide market for these applications.

          Blood transfusion represents a vast market for synthetic blood. The limited supply of donated blood is the largest constraint on the number of transfusions given annually. If a blood substitute were widely available, more transfusions could be given to those who desperately need them.

          The Company hopes to fill this need with PHER-O2. The key ingredients in PHER-O2 are readily available in the U.S. from many manufacturers. When combined in the Company's proposed factory, using the Company's proprietary emulsion process, the result will be a plentiful alternative to donated human blood.

          Another disadvantage to the use of human blood in transfusions is the waiting period while the donor's blood is being matched to the recipient's. Because it is believed PHER-O2 does not need to be matched to the recipient's blood type, the use of PHER-O2 would eliminate this potentially fatal wait.

          As HIV, hepatitis and other diseases have infected the world's blood supply, the need for an absolutely sterile blood product has become increasingly apparent. There is currently no 100 percent effective method for detecting blood-borne disease and sterilization of donated blood is not yet possible. In light of these facts, PHER-O2's potential sterility makes it especially attractive in comparison to donated blood.

          PHER-O2's anticipated ability to carry up to four times the oxygen of human blood makes it promising for many medical applications in which increased oxygenation is vital. PHER-O2 molecules are up to 900 times smaller than human red blood cells. The Company believes that this fact will make PHER-O2 particularly useful for oxygenating organs through blocked arteries, which are the primary cause of heart attack and stroke.

          One of the Company's erstwhile competitors has obtained FDA approval for the use of a similar product in angioplasty, the treatment of blocked arteries with small inflated balloons. This application involves the injection of the blood substitute into the artery past the inflated balloon. As a result, the heart receives more oxygen, the treating physician can keep the balloon inflated longer and the angioplasty is more effective than it would otherwise be. This competitor has recently announced that it will no longer manufacture its product, leaving Sanguine well-positioned in this market segment. See the caption "Competition" of this Item.

          Management also believes that PHER-O2 will be ideal for use in open-heart surgery. Cardiac surgeons need an oxygen-carrying fluid that can be used to prime the heart-lung bypass machines that are used to mechanically pump and oxygenate heart patients' blood. This procedure is known as "cardioplegia." Surgeons currently use saline, dextrose or hydroxyethyl starch solutions for this purpose, but these fluids can dilute the red blood cells in the body, and thus decrease the ability of the blood to carry oxygen. Moreover, the risk of infection from whole blood or its derivatives makes them undesirable for use as priming fluids. PHER-O2's significant oxygen-carrying ability and its sterility address both of these concerns.

          The treatment of head and neck tumors is another promising application for PHER-O2. Increased oxygenation of these tumors makes them more susceptible to the effects of chemotherapeutic drugs. Another potential benefit of PHER-O2, though little understood, is the ability of oxygen-rich blood to cause a tumor to produce hydrogen peroxide, which in turn tends to shrink the tumor.

          Finally, the perfluoro-decalin molecule in PHER-O2 works as a radiopaque agent in X-ray imaging and as a contrast agent in nuclear magnetic resonance (NMR) imaging and CAT scans. However, unlike many currently-available imaging agents, PHER-O2 has no known side effects.

Competition.
------------

          Several other companies, both domestic and foreign, are working to develop alternatives to human blood. They include: Alliance Pharmaceutical Corporation (San Diego, California); Baxter International (Deerfield, Illinois); Biopure Corporation (Boston, Massachusetts); Northfield Labs (Chicago, Illinois); and Somatogen Corporation (Boulder, Colorado). These competitors are involved in the development of a wide variety of human blood substitutes, including synthetic compounds, recycled human blood and recombinant hemoglobin. Neither the list of competitors nor the list of human blood substitutes is exhaustive. Furthermore, many of the Company's existing or potential competitors have significantly greater technical and financial resources than the Company and may be better able to develop, test, produce and market products. These competitors may develop products that are competitive with or better than the Company's product and that may render the Company's product obsolete. The Company can provide no assurance that it will be able to compete successfully.

Sources and Availability of Raw Materials.
------------------------------------------

          The Company plans to purchase medical-grade perfluorocarbons and surfactants from reliable vendors and to emulsify these ingredients in its own facility. Air Products and Chemicals, Inc., PCR, Inc. and BNFL Fluorochemicals, Ltd. are qualified medical grade perfluorocarbon vendors. Surfactants are available through numerous vendors. Because intravenous solutions plants are very expensive and FDA approval of such plants is a lengthy process, the Company intends to hire a third party to package the product in sterile plastic bags with intravenous sets attached. Abbott Laboratories, Baxter, McGaw, Fresenius and Kabi are a few of the companies with the qualifications and capacity to perform this function; however, the Company can provide no assurances that any of these ingredients or services will be available or that they will be available at prices that are low enough to make the Company's operations profitable.

          Most of the Company's potential competitors have a severe shortage of raw materials, namely the outdated blood that is required to produce their products.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

          Assuming the Company's product is proven efficacious for one or more applications and receives requisite regulatory approval, the Company's success will depend in part on its ability to obtain patents, protect trade secrets and avoid infringing the proprietary rights of others. On September 28, 1992, Sanguine California filed a patent application for the PHER-O2 surfactant and micro-emulsion technology with the U.S. Patent Office and received patent pending status on the same date. In 1994, the Company and Battelle Memorial Research Institute developed three other proprietary synthetic blood compounds using newly developed surfactants, for which the Company intends to file the necessary patent applications. However, the patent position of biotechnology companies in general is highly uncertain and involves complicated factual and legal questions. The Company can provide no assurance that it will receive a patent for PHER-O2 or any other property for which a patent is sought. Nor can the Company provide any assurance that any issued patents will give it any competitive advantage, that competitors' patents will not adversely affect the Company's business, or that competitors will not develop similar products that are beyond the scope of the Company's patents.

          On March 28, 1991, Sanguine California and BioLogix, entered into a 10-year License Agreement whereby Sanguine California granted to BioLogix certain license rights to manufacture and market PHER-O2 (the "License Agreement"). Under the License Agreement, as amended on September 28, 1991, Sanguine California granted to BioLogix the exclusive right to manufacture and market PHER-O2 in Canada, including any future Canadian patent rights, and the exclusive right to market PHER-O2 in U.S. military pre-hospital markets (i.e., non-hospital emergency markets such as ambulances, fire and rescue vehicles and out-patient clinics). The consideration for these rights was the payment by BioLogix to Sanguine California of $100,000.

            The amended License Agreement also granted BioLogix the right to purchase for $200,000 a "co-exclusive license" with Sanguine California to market PHER-O2 in all American pre-hospital markets. Only $50,000 of this amount was paid and the right to purchase the co-exclusive license expired on March 31, 1992. Finally, the License Agreement, as amended, provided for the payment of royalties equal to 10 percent of gross sales revenues for PHER-O2 by the party selling PHER-O2 pursuant to the License Agreement to the non-selling party.

          On December 9, 1993, the Company entered into an Agreement with Battelle Memorial Institute, through its Battelle Columbus Operations (the "Battelle Agreement"), for research and development of the use of surfactants to form a stable microemulsion using the Company's perfluorocarbon for use as a blood substitute. Terms under the initial Battelle Agreement provided for the payment of $62,500 by the Company for these services, and an additional $162,500 under an extension dated April 7, 1994 (the "Battelle Extension"). The Company retains all rights to any inventions discovered; Battelle is required to provide periodic reports to the Company and keep all information confidential; and either party may terminate the Battelle Agreement on fifteen days' written notice, and Battelle may terminate on ten days' written notice of default in any payment due from the Company, unless payment is received.
In the event of termination, Battelle is required to provide the Company with all reports, materials or other deliverable items available as of such date.

          Continued research and development of PHER-O2 will depend upon the Company's receipt of substantial additional debt or equity funding, as to which no assurance can be given.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

          FDA and comparable foreign agencies require laboratory testing, clinical testing and other costly and time-consuming procedures before biomedical products such as PHER-O2 can be marketed. To date, the Company has not begun any of these procedures. The Company's plan for obtaining FDA and overseas approval of PHER-O2 is set forth under the caption "Plan of Operation."

          The Company can provide no assurance that these testing procedures will be successfully completed, that if completed, they will show PHER-O2 to be safe and efficacious or that any required governmental approvals will be obtained. Accordingly, there can be no assurance that the Company will ever be permitted to market PHER-O2 in the United States or most foreign countries. The same holds true for any other products that the Company may develop. See the caption "Effects of Existing or Probable Governmental Regulations" of this Item.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

          Regulation by governmental authorities in the United States and foreign countries will significantly affect the Company's ability to manufacture and market its product and to conduct its ongoing research and product development activities. The Company's only product, PHER-O2, will require regulatory approval by appropriate governmental agencies before it can be commercialized. Human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal, state and foreign statutes also govern or influence the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The process of obtaining these approvals is costly and time consuming. Further, ongoing compliance with these requirements can require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or delay in obtaining, required regulatory approvals would adversely affect the marketing of the Company's product and its ability to derive product or royalty revenue.

          Pre-clinical testing is generally conducted in animal or in vitro models to evaluate the potential efficacy and safety of a compound before it is administered to humans. The results of these studies are submitted to the FDA as part of an Investigational New Drug application ("IND"), which must be approved before human clinical testing can begin. No tests of any nature whatsoever have yet been run on PHER-O2.

          Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent IRB at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

          Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In the first phase, the product is usually infused into a limited number of human subjects and will be tested for safety or adverse effects, dosage tolerance and pharmacokinetics (clinical pharmacology). The second phase involves studies in a somewhat larger patient population to identify possible adverse effects and safety risks and to begin gathering preliminary efficacy data. The third phase of trials will be undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. Although the Company believes its product is substantially different from other blood substitute products, there can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company to delay or suspend clinical trials.

          In the case of biologic products such as PHER-O2, the results of pharmaceutical development and the pre-clinical and clinical testing are submitted to the FDA in the form of a Product License Application ("PLA"), which must be approved before commercial sales may begin. The Company must also file an Establishment License Application ("ELA") which describes the manufacturing process for the product and the facility at which the product will be produced. The FDA may respond to the PLA and the ELA by granting a license for the manufacture of the product from a designated facility and the commercial sale of the product or by denying the application if it finds that the application does not meet the criteria for regulatory approval, requires additional testing or information or requires post-marketing testing and surveillance to monitor the safety of the Company's product if they do not view the PLA as containing adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. The testing and approval process is likely to require substantial time and effort. There can be no assurance that approval will be granted for the Company's product or its proposed facilities on a timely basis, if at all.

          In addition to regulations enforced by the FDA, the Company may also be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the National Environmental Policy Act, the Clean Air Act, the Medical Waste Tracking Act, the federal Water Pollution Control Act and other present and potential future federal, state and local regulations.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          Management believes all of the substances making up PHER-O2 are non-toxic and that no toxic or hazardous materials will be byproducts of the manufacturing process of PHER-O2. PHER-O2 is totally inert. Accordingly, management does not believe the Company will have any material expenditures related to the cost of compliance with applicable environmental laws, rules or regulations.

Research and Development Expenses.
----------------------------------

          In calendar years 1993, 1994 and 1995, the Company, through its wholly-owned subsidiary, Sanguine California, expended a total of $300,979 on research and development. As neither the Company nor Sanguine California presently has any customers, none of the cost of these activities was borne directly by customers.

Number of Employees.
--------------------

          The Company presently has three employees, Dr. Drees and Messrs. Hargreaves and Nicholas; only Dr. Drees and Mr. Hargreaves are employed full time. Once the development of PHER-O2 is completed and the Company commences initial animal testing and manufacturing of this product for these tests, additional employees will be required; the Company is unable to presently estimate the exact number of employees it may need for these services; however, see the caption "Plan of Operation."

Item 2.  Description of Property.
         ------------------------

          The Company leases approximately 970 square feet of office space located at 101 East Green Street, Suite 11, Pasadena California, 91105, at a base rent of $1308 per month.

Item 3.  Legal Proceedings.
         ------------------

          Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer, or person nominated to become a director or an executive officer of the Company:

          (1) Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

          (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities;

          (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
         On March 11, 1996, Thomas D. Drees, Ph.D., and Anthony G. Hargreaves, who collectively held in excess of a majority of the issued and outstanding shares of the Company's common stock, acting without a meeting pursuant to
Section 78.320 of the Nevada Revised Statutes, resolved to elect Holomon J. Nicholas, II, and David E. Nelson, CPA, to the Board of Directors of the Company, to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified or their prior resignations or termination. See the caption "Business Development" of Part I, Item 1 of this Report.


                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

          Until the quarter ended June 30, 1994, and for at least five years previously, there had been no "public market" for the shares of common stock of the Company. The Company's common stock commenced to trade on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in the second quarter of 1994; however, there is no "established trading market" in these shares of common stock.

          The range of high and low bid quotations for the Company's common stock during the each quarter of the year ended December 31, 1995 and each quarter of the calendar year ended December 31, 1996, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


March 31, 1995                          1-1/2               1

June 30, 1995                           1-1/2               5/8

September 30, 1995                      1-5/8               3/4

December 31, 1995                       1-21/32             1/4

March 31, 1996                          1-1/4               7/8

June 30, 1996                           1-1/8               1/5

September 30, 1996                      9/16                3/16

December 31, 1996                       15/32               5/16


          * The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any market that may develop in the shares of common stock of the Company.

Holders
-------
          The number of record holders of the Company's common stock as of April 11, 1997, was approximately 477.

Dividends
---------
          The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The present intention of management is to utilize all available funds for the development of the Company's business. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

          The Board of Directors of the Company resolved on June 24, 1996, to issue 200,000 shares of "unregistered" and "restricted" common stock to A. Smith & Associates in full payment of certain cash loans, totaling $49,554.24, made to the Company during the period September 1, 1995, through June 6, 1996.

          On July 8, 1996, the Board of Directors authorized the issuance of 10,000 "unregistered" and "restricted" shares of common stock to W. Eric Roberts in consideration of the sum of $2,500, with such shares to have "piggyback" rights.

          At a special meeting held on September 24, 1996, the Board of Directors resolved (i) to issue to Holomon J. Nicholas, II, the Company's President and Chief Executive Officer, 400,000 "unregistered" and "restricted" shares of its common stock; (ii) to amend its resolution of November 13, 1995, to provide for the issuance of an additional 500,000 "unregistered" and "restricted" shares to Mr. Nicholas, 250,000 of which are to be issued if Mr. Nicholas is successful in raising at least $5,000,000 during the following 12 to 18 month period, and 250,000 of which are to be issued if he is successful in raising at least $10,000,000 during the next 12 to 18 month period; (iii) to issue to Anthony G. Hargreaves, its Secretary/Treasurer, 529,358 "unregistered" and "restricted" shares in consideration of past services rendered to the Company over a six year period; (iv) to issue to Edward L. Kunkel, Esq., a director of the Company, 50,000 "unregistered" and "restricted" shares of the Company in consideration of services rendered over a two year period; and (v) that all of such shares be deemed fully paid and non-assessable on their issuance. With the exception of the aggregate of 500,000 shares to be issued to Mr. Nicholas in consideration of fund-raising, which have not yet been earned, all of these shares were issued on October 9, 1996.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          The Company's proposed plan of operation is composed of three "phases," each of which coincides with a specific milestone in the process of developing PHER-O2. These phases (which will begin subject to available funding), and the projected cost of each phase, are as follows:

          Phase I (approximately two years): In the first year, the Company plans to complete the development of perfluoro-decalin and the synthetic surfactants that make up PHER-O2, manufacture experimental doses and perform preliminary animal tests in accordance with FDA and overseas regulations. In the second year, the Company intends to continue developing the perfluorocarbon compounds in PHER-O2 in order to produce optimal qualities and to conduct animal safety and efficacy trials in accordance with FDA and overseas requirements. During the course of Phase I, the Company estimates that its increased technical, administrative, sales/marketing and manufacturing requirements will necessitate the hiring of additional employees.

          Phase II (approximately one year): In the third year, the Company intends to prepare Investigational New Drug applications for FDA and European approval, conduct trials for cardioplegia, cancer treatment and cardiology treatment in the United States and conduct transfusion trials offshore. During this period, the Company also plans to submit license applications for transfusion with overseas authorities, begin production of PHER-O2 itself or with its subcontractors and submit a New Drug Application for PHER-O2 in the United States. During the course of Phase II, the Company estimates that it will need to hire additional employees.

          Phase III (approximately two years): In the fourth year, the Company plans to complete overseas testing of PHER-O2, begin sales in Europe and other overseas areas that may have approved PHER-O2 by this time and may begin construction of its facility for manufacturing, storing, inspecting and shipping PHER-O2. During the course of Phase III, the Company estimates that it will need to hire additional employees. During the fifth year, the Company plans to complete testing of PHER-O2 in the United States and receive all necessary FDA approvals and begin American and Canadian sales for cancer treatment and angioplasty. During this period, the Company also plans to complete construction of its manufacturing facility and continue trials of other PHER-O2 applications, including transplant organ preservation and treatment of carbon monoxide poisoning, sickle cell anemia, stroke and heart attack. During the course of the fifth year, Phase III, the Company estimates that it will need to hire additional employees.

          The foregoing cost estimates are based on the prior experiences of Dr. Thomas C. Drees, the Company's CEO and Chairman of the Board of Directors. Dr. Drees has more than 20 years' experience in the blood industry. See the caption "Business Experience" of Part I, Item 5.

          The Company's Plan of Operation for the next twelve months is to begin Phase I of its business plan; i.e., to complete the synthesis of the PHER-O2 surfactant and its emulsion with perfluoro-decalin, to manufacture experimental doses of PHER-O2 and to perform preliminary animal tests in accordance with FDA and comparable foreign overseas regulations. The ability to commence and to carry out this plan is dependent upon the Company's ability to obtain substantial equity or debt financing, as to which no assurance can be given.

Results of Operations.
----------------------

          Revenues for the calendar years ending December 31, 1995 and 1996, were $6 and $3, respectively, all of which was interest income.

          The Company had a net loss from operations of $366,843 (a loss of $0.02 per share) during the calendar year ended December 31, 1995, and a net loss from operations of $209,488 (a loss of $0.01 per share) for the year ending December 31, 1996.

Liquidity.
----------

          During the calendar year ended December 31, 1995, the Company had expenses of $366,849, while receiving $6 in revenues; the Company received approximately $3 in revenues, and the Company had total expenses of $209,491 during the calendar year ended December 31, 1996.

          The Company is currently unable to pay its debts as they become due. These debts include three notes payable, totaling approximately $70,000, which the Company is unable to pay. The continuation of the Company's proposed business operations are subject to the ability of the Company to raise substantial additional funding, as to which no assurance can be given.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1996, and December 31, 1995

          Independent Auditors Report

          Balance Sheet - December 31, 1996 and 1995

          Statements of Operations Accumulated for the Period January 18, 1989 to December 31, 1996
          and the Years ended December 31, 1996, 1995
          and 1994

          Statements of Cash Flows Accumulated for the
          Period January 18, 1989 to December 31, 1996
          and the Years Ended December 31, 1996, 1995
          and 1994

          Statements of Stockholders' Equity January 1,
          1990 to December 31, 1996

          Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          None; not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of stockholders (held in June of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                               Date of          Date of
                             Positions         Election or      Termination
  Name                       Held              Designation      or Resignation
  ----                       ----              -----------      --------------
Thomas C. Drees,            CEO                    6/93              *
 Ph.D., MBA                 Chairman              11/95              *
                            Director               6/93              *

Holomon J. Nicholas, II,    President/COO         11/95              *
 MBA                        Director               3/96              *

Anthony G. Hargreaves       Vice President         6/93              *
                            Secretary/             6/93              *
                            Treasurer              6/93              *
                            Director               6/93              *
                            Chief Financial        6/94             3/96
                            Officer

David E. Nelson, CPA        Director               3/96              *
                            Chief Financial        3/96              *
                            Officer

Edward L. Kunkel, Esq.      Director               4/94              *


          * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office
--------------

          The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in June of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

Business Experience
-------------------

          Thomas C. Drees, Ph.D., MBA, CEO and Chairman of the Board of Directors. Dr. Drees, age 67, is the founder of Sanguine California. From 1978 to 1984, he was the President and CEO of Alpha Therapeutics Corporation, a subsidiary of Green Cross Corporation of Japan and the developer of Fluosol
DA 20, the only FDA-approved synthetic blood product.   For 24 years,
Dr. Drees has been involved at top management levels with the collection, manufacture and marketing of human blood plasma derivatives. He has written many publications on the subject, including the widely-acclaimed book Blood
Plasma:  The Promise and the Politics, Ashley Books, New York, 1983.

          Holomon J. Nicholas, II, President/COO. Mr. Nicholas, age 46, has over 23 years experience in Sales and Marketing Management, Strategic Planning/Corporate Development, Worldwide Marketing/Operations Planning, and General Management and Venture Financing in medical and diagnostic companies. Mr. Nicholas has held executive positions with Baxter International, Inc., Warner Lambert, Inc., and Becton Dickinson and Company. At Baxter International, Mr. Nicholas was directly responsible for sales and marketing programs for a number of parenteral product lines. Since 1989, Mr. Nicholas has been President of Nicholas Medical, Inc., a consulting company he founded to assist new companies with funding and management planning.

          Anthony G. Hargreaves, Vice President, Secretary/Treasurer, and Director. Mr. Hargreaves is 68 years old. He is a former Royal Marine Officer with long experience in marketing, trust department banking (with Bank of America) and group insurance sales management (with the Connecticut General Life Insurance Company). His medical background includes service as General Manager of VK Limited in Pasadena, California, where Mr. Hargreaves helped secure funding for a wearable, continuously-operating artificial kidney machine. In the early 1980's, Mr. Hargreaves organized and scripted telemarketing sales of various products to retail stores throughout the United States.

          David E. Nelson, CPA, Chief Financial Officer and Director. Mr. Nelson, age 53, received a B.S. degree in accounting from the University of Utah in 1966. He has over 20 years' experience in operations, finance and regulatory compliance of stock brokerage firms. He is the past President of Covey & Company, Inc. Mr. Nelson has been a member of the NASD Board of Arbitrators, the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

          Edward L. Kunkel, Esq., Director. Mr. Kunkel is 49 years of age. He graduated with a Juris Doctor degree from the University of Southern California in 1973. From 1973 to 1978, he practiced law with the firm of Karns & Karabian in Los Angeles. From 1978 to the present, he has practiced educational law, real estate law and general business law in his own firm. Mr. Kunkel is a member of the State Bar of California, the Los Angeles County Bar Association and the National School Board Attorneys Association; he has been a licensed real estate broker since 1979.

Family Relationships
--------------------

          There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings
----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)  Engaging in any type of business practice; or

             (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                                      SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                             Annual Compensation               Awards            Payouts

(a)          (b)        (c)        (d)        (e)        (f)          (g)      (h)        (i)
Name and     Year or                          Other      Restricted   Option/  LTIP       All
Principal    Period     $          $          Annual     Stock        SAR's    Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)   (#)      ($)      Compensa-
             December                         sation($)                                  tion ($)
             31

Thomas C.      1995      (1)        -0-           -0-      -0-         -0-     -0-        -0-
Drees, Ph.D.   1996      (1)        -0-           -0-      -0-         -0-     -0-        -0-
MBA
CEO and
Chairman of
the Board
of Directors

Holomon J.     1995      $6,500     -0-           (2)      100 (3)     -0-     -0-        -0-
Nicholas, II   1996      $6,500     -0-           (2)      400 (3)     -0-     -0-        -0-
MBA

Anthony G.     1995       (1)       -0-           -0-      -0-         -0-     -0-        -0-
Hargreaves,    1996       (1),(4)   -0-           -0-      529.36(4)   -0-     -0-        -0-
Vice Pres.,
Sec./Treas.
and Director

David E.       1995      -0-        -0-           -0-      -0-         -0-     -0-        -0-
Nelson, CPA    1996      -0-        -0-           -0-      -0-         -0-     -0-        -0-
CFO and
Director

Edward L.      1995      -0-        -0-           -0-      -0-         -0-     -0-        -0-
Kunkel, Esq.   1996      -0-        -0-           -0-      50 (4)      -0-     -0-        -0-
Director


(1) See the caption "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" of this Item.

(2) The Board of Directors of the Company unanimously resolved on November 13, 1995, to issue 200,000 "unregistered" and "restricted" shares of the Company's common stock to Mr. Nicholas if and when he is successful in raising at least $5,000,000 in funding for the Company in the 12 to 18 month period following the date of the resolution, and an additional 200,000 "unregistered" and "restricted" shares to be issued to Mr. Nicholas if and when he is successful in raising at least $10,000,000 in funding for the Company in the 12 to 18 month period following the date of the resolution, all on satisfactory terms to the Board of Directors of the Company. On September 24, 1996, the Board of Directors resolved to amend this resolution to increase the total number of shares to be issued to 500,000 "unregistered" and "restricted" shares, 250,000 shares upon satisfaction of the first contingency, and 250,000 shares upon satisfaction of the second. As of the date of this Report, none of these shares has been issued pending the satisfaction of each contingency. See Item 1 of this Report.

(3) On November 13, 1995, the Board of Directors of the Company unanimously resolved that the Company issue 100,000 "unregistered" and "restricted" shares of its common stock in consideration of Mr. Nicholas' immediate consent to serve as President and Chief Operations Officer of the Company. At a special meeting held September 24, 1996, the Board of Directors resolved to issue to Mr. Nicholas 400,000 "unregistered" and "restricted" shares of common stock in consideration of services rendered. Due to the lack of any "established trading market" in the securities of the Company, these shares have been valued at par value, which is one mill ($0.001) per share. See Item 1 of this Report and the financial statements hereto.

(4) At a special meeting held on September 24, 1996, the Board of Directors of the Company resolved to issue to Mr. Hargreaves 529,358 "unregistered" and "restricted" shares of common stock in consideration of services rendered over a six year period. Due to the lack of any "established trading market" in the shares of the Company, these shares were valued at $0.001 per share. See Item 1 of this Report and the Financial Statements hereto.

(5) On September 24, 1996, the Board of Directors of the Company resolved to issue to Mr. Kunkel 50,000 "unregistered" and "restricted" shares of common stock in consideration of services rendered over a two year period. Due to the lack of any "established trading market" in the securities of the Company, these shares have been valued at par value, which is one mill ($0.001) per share. See Item 1 of this Report and the financial statements hereto.

Bonuses and Deferred Compensation
---------------------------------

          None.

Compensation Pursuant to Plans
------------------------------

          None.

Pension Table
-------------

          None; not applicable.

Other Compensation
------------------

          None.

Compensation of Directors
-------------------------

          Effective June 15, 1994, the Board of Directors, by unanimous written consent pursuant to Section 78-315 of the Nevada Revised Statutes, adopted, ratified and approved resolutions providing for payment of the sum of $500 per month for service as a director of the Company. This fee, at the option of each director, may be paid in "unregistered" and "restricted" shares of common stock of the Company. Directors shall also be reimbursed for direct out-of-pocket expenses for attendance at meetings of the Board of Directors and for expenses incurred for and on behalf of the Company.

          Due to lack of funding, the Company has not made any payments pursuant to the above referenced resolutions. No such payments will be made until the Company has received substantial additional funding, as to which no assurance can be given.

Employment Contracts
--------------------

          On January 22, 1990, Sanguine California entered into two Employment Agreements, one with Dr. Thomas C. Drees for services as President, Chief Executive Officer and Chairman of the Board of Directors, and one with Anthony G. Hargreaves for services as Vice President and Director (collectively, the "Employees"). The Employment Agreements provided for the employment of the Employees for seven years, commencing on January 22, 1990 (the "Employment Term").

          In consideration of his exclusive service to Sanguine California, each Employee was to receive the following: (1) an adjustable base salary (starting at $120,000 for Dr. Drees and $72,000 for Mr. Hargreaves);
(2) inclusion in all incentive, stock option, 401(k) and similar plans, including one percent of Sanguine California's pre-tax profit;
(3) entitlement to all perquisites that are available to employees of similar station, including financial consulting, legal assistance and security; (4) payment of all costs incurred in connection with the Employees' maintenance of home offices, including qualified entertainment expenses, business telephone charges and home security devices;
(5) payment of initiation fees, regular dues and expenses relating to membership in a business, social or country club; (6)use of a new automobile of the Employee's choice, payment of all operating expenses and automobile liability insurance; (7) reimbursement of reasonable business expenses, including travel and entertainment;
(8) group life insurance equal to six times annual compensation and accidental death and dismemberment equal to ten times annual compensation; and (9) disability insurance providing for payments, in the event of disability, until the Employee reaches age 70 (for Dr. Drees) or age 71 (for Mr. Hargreaves). In addition, in the event of an Employee's death during the Employment Term, Sanguine California agreed to pay to each Employee's widow, designee or estate the Employee's base salary for the remainder of the Employment Term.

          Neither of the Employment Agreements was enforced, and both Employment Agreements were canceled by the Company's Board of Directors on May 31, 1993. On September 23, 1993, the Board of Directors reinstated both Employment Agreements for a seven-year period commencing on August 1, 1993.

          On June 2, 1994, pursuant to a Letter Agreement addressed to the Company and accepted by the Company on June 3, 1994, and adopted, ratified and approved by written consent by persons owning a majority of the outstanding voting securities of the Company pursuant to Section 78-320 of the Nevada Revised Statutes (Dr. Drees, Mr. Hargreaves and A. Smith Associates were the persons or entities signing the written consent), it was agreed that the salaries provided in these Employment Agreements would not commence until June 1, 1994, and that no salaries had accrued or were payable under these Employment Agreements prior to such date; that for the months of June, July and August, 1994, the salaries payable under these Employment Agreements would be one-fourth of the amounts provided therein; and that commencing September 1, 1994, the salaries payable under these Employment Agreements would be one-half of the amounts provided therein, and would continue at such rate until the Company shall have raised not less than the sum of $1,500,000 in debt or equity financing, with all funds raised since the completion of the Sanguine Plan being computed in arriving at the sum of $1,500,000 required to be raised.

          On September 24, 1996, the Board of Directors of the Company resolved to issue to Mr. Hargreaves 529,358 "unregistered" and "restricted" shares in consideration of services rendered over the previous six years. See
Item 1 of this Report and the Summary Compensation Table of this Item. As of December 31, 1996, a total of $156,500 in salaries had accrued to Messrs. Drees and Hargreaves pursuant to the above referenced Letter Agreement.

          The Company and Edward L. Kunkel, who is a director of the Company, executed an Employment Agreement on June 1, 1994 (the "Kunkel Agreement"). The Kunkel Agreement provided for Mr. Kunkel to receive compensation equal to $500 per month or $500 worth of the Company's "unregistered" and "restricted" common stock, provided that no compensation was to be payable until such time as the Company had received operating funds totaling at least $1,000,000 cash. No such compensation has yet been paid due to the Company's inability to obtain such funding. The term of the Kunkel Agreement was one year from the date of its execution, subject to renewal by the parties. As of the date of this Report, the Kunkel Agreement has not been renewed.

          The Kunkel Agreement further irrevocably granted to Mr. Kunkel the option to purchase 10,000 "unregistered" and "restricted" shares of the Company's common stock, exercisable in whole or in part until May 31, 1997. The price per share of these shares equals the average low bid price per share as quoted on the OTC Bulletin Board of the NASD on June 1, 1994. As of the date of this Report, the option has not been exercised in whole or in part.

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

          None.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          A Form 3 Initial Statement of Beneficial Ownership of Securities for Holomon J. Nicholas, II, was required to be filed with the Securities and Exchange Commission during the calendar year ending December 31, 1995, and an Initial Statement for David E. Nelson, CPA, was due in March, 1996. The Initial Statements of each of these persons were executed by the proper parties and were filed with the Securities and Exchange Commission on May 2, 1996.
          In addition, Form 5 Annual Statement of Beneficial Ownership of Securities of Thomas C. Drees, Anthony G. Hargreaves and Edward L. Kunkel were filed with the Securities and Exchange Commission on February 27, 1997, and an Annual Statement for Holomon J. Nicholas, II, was filed on March 3, 1997.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following tables set forth the shareholdings of the Company's directors and executive officers and those persons who own more than five percent of the Company's common stock as of April 13, 1997, with the computations being based upon 21,782,859 shares of common stock being outstanding. This figure takes into account the 20,877,723 presently outstanding shares of common stock; the 470,642 shares subject to an existing option held by Anthony G. Hargreaves (see footnote 2 below); the 10,000 shares subject to an existing option held by Edward L. Kunkel, Esq. (see footnote 3 below); the 350,000 shares subject to options held by A. Smith Associates (see footnote 4 below); and the 74,494 shares subject to an existing option held by Leonard W. Burningham, Esq (see Item 1 of this Report):


                     DIRECTORS AND EXECUTIVE OFFICERS


                                         Number of Shares        Percent
Name and Address                        Beneficially Owned       of Class
----------------                        ------------------       --------


Thomas C. Drees, Ph.D, MBA (1)               13,119,133            60.2%
101 East Green Street, #11
Pasadena, California  91105

Holomon J. Nicholas, II, MBA (1)                500,000             2.3%
101 East Green Street, #11
Pasadena, California  91105

Anthony G. Hargreaves (1)                     1,470,642(2)          6.8%
101 East Green Street, #11
Pasadena, California  91105

David E. Nelson, CPA(1)                             150             0.0007%
1492 Spring Lane, #17
Salt Lake City, Utah  84117

Edward L. Kunkel, Esq. (1)                       60,000 (3)         0.3%
39 East Union Street
Pasadena, California  91103                   __________            ______


All directors and officers as a group (5)    15,149,925            69.6%


          (1) See Part I, Item 5, below, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

          (2) Includes an option to acquire 470,642 shares of "unregistered" and "restricted" common stock of the Company at a price of $0.1275 per share, exercisable until September 22, 2001, which Mr. Hargreaves received in exchange for an option to purchase 200,000 shares of common stock of Sanguine California at $2 per share under the Sanguine Plan.

          (3) Includes an option to acquire 10,000 shares of "unregistered" and "restricted" common stock of the Company at a price equal to the average low bid price per share of the Company's common stock as quoted on the OTC Bulletin Board of the NASD on June 1, 1994, the date of the Employment Agreement granting such option. This option is exercisable in whole or in part until May 31, 1997. See the caption "Employment Contracts" of Part III, Item 10 of this Report.

                         FIVE PERCENT STOCKHOLDERS


                                         Number of Shares         Percent
Name and Address                        Beneficially Owned       of Class
----------------                        ------------------       --------

Thomas C. Drees, Ph.D, MBA                  13,119,133            60.2%
101 East Green Street, #11
Pasadena, California  91105

A. Smith Associates(4)                       1,208,650 (5)         5.6%
455 East 500 South, #201
Salt Lake City, Utah  84111

A.K.S., Inc.(6)                                104,000             0.5%
455 East 500 South, #201
Salt Lake City, Utah  84111                    _______            ______

                                            14,431,783            66.3%


          (4) A. Smith Associates is a Utah corporation, the majority of which is owned by Karl Smith of Salt Lake City, Utah.

          (5) Includes 350,000 shares of "unregistered" and "restricted" shares of common stock of the Company covered by the following options granted to A. Smith Associates: 150,000 shares at $60,000, and 200,000 shares at $60,000. These options have been extended without date by management.

          (6) A.K.S., Inc. is a Utah corporation, the majority of which is owned by Karl Smith of Salt Lake City, Utah.

Changes in Control
------------------

          To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          With the exception of the Employment Agreements of Dr. Drees and Mr. Hargreaves, the issuance of 529,358 "unregistered" and "restricted" shares of common stock to Mr. Hargreaves pursuant thereto, and the stock options granted to A. Smith Associates, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

          With the exception of the Employment Agreements of Dr. Drees and Mr. Hargreaves, the issuance of 529,358 "unregistered" and "restricted" shares of common stock to Mr. Hargreaves pursuant thereto, and the stock options granted to A. Smith Associates, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          With the exception of the Employment Agreements of Dr. Drees and Mr. Hargreaves, the issuance of 529,358 "unregistered" and "restricted" shares of common stock to Mr. Hargreaves pursuant thereto, and the stock options granted to A. Smith Associates, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

          Except and to the extent that Dr. Drees may be deemed to be a parent of the Company by virtue of his substantial stock ownership, the Company has no parents.

Transactions with Promoters.
----------------------------

          With the exception of the Employment Agreements of Dr. Drees and Mr. Hargreaves, the issuance of 529,358 "unregistered" and "restricted" shares of common stock to Mr. Hargreaves pursuant thereto, and the stock options granted to A. Smith Associates, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

          None during the past two years.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on Form 10-SB-A1,       Part I
filed August 19, 1994**

Annual Report on Form 10-KSB-A1,               Part I
filed August 2, 1995**

Annual Report on Form 10-KSB-A1,               Part I
filed June 17, 1996**

          (ii)

Exhibit
Number               Description

------               -----------

 21       Subsidiaries of the Company**

 27       Financial Data Schedule

          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.











                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SANGUINE CORPORATION



Date:  4/17/97                       By /s/ Thomas C. Drees
      --------------                    --------------------------------------
                                        Thomas C. Drees, Ph.D., MBA
                                         CEO and Chairman of the Board of
                                        Directors

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       SANGUINE CORPORATION



Date: 4/17/97                          By /s/ Thomas C. Drees
     -------------                       ------------------------------------
                                         Thomas C. Drees, Ph.D., MBA
                                          CEO and Chairman of the Board of
                                         Directors



Date:  4/17/97                         By /s/ A. G. Hargreaves
      -------------                       ------------------------------------
                                        Anthony G. Hargreaves, Vice President,
                                        Secretary/Treasurer and Director



Date:  4/17/97                        By /s/ Edward L. Kunkel
      --------------                     -------------------------------------
                                        Edward L. Kunkel, Esq.
                                        Director

                           SANGUINE CORPORATION
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS

                             December 31, 1996
                                     &
                             December 31, 1995

                        Independent Auditors Report

Board of Directors
Sanguine Corporation
(A Development Stage Company)

     I have audited the accompanying balance sheets of Sanguine Corporation, as of December 31, 1996 and 1995, and the related statements of operations, stockholders equity, and cash flows for the accumulated period of January 18, 1989 to December 31, 1996, and the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Company s management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Sanguine Corporation, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the accumulated period of January 18, 1989 to December 31, 1996, and the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #10 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1996. These factors raise substantial doubt about the Company s ability to continue as a going concern. Management s plans in regard to these matters are also discussed in Note #10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Salt Lake City, Utah
April 10, 1997

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                               Balance Sheet
                        December 31, 1996 and 1995
                                                1996      1995
                                  ASSETS

Current Assets
   Cash                                      $   672   $   712

Property & Equipment
   Furniture                                   1,924     2,844

Other Assets
   Refundable Loan Commitment Fee
     (See Note #10)                           10,000    10,000

          Total Other Assets                  10,000    10,000
          TOTAL ASSETS                       $12,596   $13,556

                    LIABILITIES & STOCKHOLDERS  EQUITY
Current Liabilities
   Accounts Payable                          $25,373   $27,626
   Accrued Salaries                          236,000   140,000
   Accrued Interest Payable                   22,500    18,000
   Notes Payable                              69,800    43,400

          Total Current Liabilities          353,673   229,026

Stockholders  Equity
   Common Stock, Authorized:
     100,000 Shares at $0.001 Par Value:
     20,877,723 Shares and 19,562,859
     Shares Issued and Outstanding            20,877    19,562
   Paid In Capital (Quasi-Reorganized
     March 20, 1994 Deficit Retained
     Earnings of $2,423,964 Eliminated)      596,942   513,847
   Retained Earnings Deficit                (958,896) (748,879)

          Total Stockholders  Equity        (341,077) (215,470)

          TOTAL LIABILITIES &
          STOCKHOLDERS  EQUITY               $12,596   $13,556

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                         Statements of Operations
     Accumulated for the Period January 18, 1989 to December 31, 1996
           and the Years Ended December 31, 1996, 1995 and 1994

                          Accumulated
                          January 18,
                           1989 to
                          December  December  December  December
                          31, 1996  31, 1996  31, 1995  31, 1994
Revenues
   Interest Income        $  4,842  $       3  $      6  $    171
   Sales Market Rights     150,000        -0-       -0-       -0-

          Total Revenues   154,842          3         6       171

Expenses
   Depreciation           $  2,685   $    920  $    920  $    845
   Research & Development  510,805     93,451   100,720   138,371
   Insurance                 2,289        515       639       253
   Office Expenses          63,366     15,035    10,268    16,780
   Auto Expenses            16,652      1,080     1,084       754
   Legal & Professional Fees81,841      8,932    31,302    19,999
   Rent                     50,844     14,622    13,293    14,631
   Interest Expenses        26,094      6,603     5,710     4,781
   Travel                   17,879      1,318     1,335     2,187
   Stock Transfer            2,141        882       231     1,028
   Consultant Fees         224,177     45,780   178,084       -0-
   Salaries & Wages         58,108     18,000    18,000     8,250
   Taxes & Licenses         20,945        381     1,347     1,400
   Finders Fees              7,825        -0-       -0-       -0-
   Promotions               28,087      2,500     3,916    21,671

          Total Expenses  1,113,738   210,019   366,849   230,950

      Net Profit (Loss)
      From Operations     $(958,896)$(210,016)$(366,843)$(230,779)

      Profit (Loss) Per Share       $    (.01)$    (.02)$    (.01)

     Weighted Average Shares
     Outstanding                  19,946,773 17,396,965 16,587,130

                              SANGUINE CORPORATION
                         (A Development Stage Company)
                            Statements of Cash Flows
        Accumulated for the Period January 18, 1989 to December 31, 1996
              and the Years Ended December 31, 1996, 1995 and 1994

                               Accumulated
                               January 18,
                               1989 to
                               December    December   December   December
                               31, 1996    31, 1996   31, 1995   31, 1994
Cash Flows from Operating Activities
 Net (Loss)                    $(958,896)  $(210,016) $(366,843) $(230,779)
 Adjustments to Reconcile Net (Loss)
 to Net Cash:
  Depreciation                     2,685         920        920        845
  Non Cash Expense               208,783         529    203,125        -0-
 Changes in Operating Assets
 & Liabilities:
  (Increase) Decrease in Accounts
    Receivable                       -0-         -0-        -0-      3,750
  (Increase) in Receivable Offshore
    Corporation                      -0-         -0-      3,300        -0-
  Increase in Refundable Commitment
    Fees                         (10,000)        -0-        -0-    (10,000)
  Increase (Decrease)
    Accounts Payable              25,373      79,127    (62,327)    85,364
  Increase in Interest Payable    22,500       4,500      4,219      4,781
  Increase in Accrued Salaries   236,000      96,000     96,000     44,000


      Net Cash Flows from
      Operating Activities      (473,555)    (28,940)  (121,606)  (102,039)

Cash Flows from Investing Activities
 Purchase of Equipment         $  (4,609) $      -0-   $    -0-  $  (4,609)



Cash Flows from Financing Activities
 (Decrease) Increase in
  Notes Payable                 $ 69,800    $ 26,400  $  (8,600) $  12,000
 Sale of Common Stock            327,155       2,500    129,264     75,000
 Contributed Capital                 750         -0-        -0-        -0-

      Net Cash Flows from
      Financing Activities       397,705      28,900    120,664     87,000

      Increase (Decrease) in Cash    672         (40)      (942)   (19,648)

      Cash at Beginning of Period    -0-         712      1,654     21,302

      Cash at End of Period     $    672    $    672   $    712   $  1,654

Disclosure for Cash Flows from:
 Interest                       $  9,491    $  6,602   $  5,710   $  4,781
 Taxes                               -0-         -0-        -0-        -0-

Disclosures from Non Cash Transactions:
 Operating Activities
  Payment of Accounts Payable   $    -0-    $ 80,931   $    -0-   $    -0-

                              SANGUINE CORPORATION
                         (A Development Stage Company)
                       Statement of Stockholders  Equity
                      January 1, 1990 to December 31, 1996

                              Common    Shares   Paid In  Accumulated
                              Shares    Amount   Capital   Deficit
Balance, January 1, 1990
Retroactively Restated      1,428,364 $ 1,428  $2,423,214 $(2,464,642)

Balance, December 31, 1990  1,428,364   1,428   2,423,214  (2,464,642)

Net Profit Year Ended
December 31, 1991                                              73,917

Balance, December 31, 1991  1,428,364   1,428   2,423,214  (2,390,725)

Shares Issued for Services
$0.001 Per Share                2,720       2

Contributed Capital by Officer                        750

Net Loss Year Ended
December 31, 1992                                            (77,011)

Balance, December 31, 1992  1,431,084   1,430   2,423,964 (2,467,736)

Shares Issued to Acquire 94%
of Outstanding Shares of
Sanguine Corporation
(A California Corporation) 14,589,775  14,590                (14,590)

Shares Issued for Cash
$.20 Per Share                500,000     500      99,500

Shares Issued for Cash
$1.00 Per Shares               10,000      10       9,990

Net Loss Year Ended
December 31, 1993                                            (92,895)

Balance, December 31, 1993 16,530,859  16,530   2,533,454  (2,575,221)

Quasi-Reorganization Restated
of Equity Accounts                             (2,423,964)  2,423,964

Cash Received of Exercise of
Option to Purchase Shares at
$.36 Per Share                175,000     175      62,825

Cash Received from Sale of
Stock at $.75 Per Share        16,000      16      11,984

Net Loss Year Ended
December 31, 1994                                            (230,779)

Balance, December 31, 1994 16,721,859  16,721     184,299    (382,036)

Shares Issued in Satisfaction
of Accounts Payable at
$0.17 Per Share               500,000     500      83,585

Shares Issued in Satisfaction
of Accounts Payable at
$.05 Per Shares               700,000     700      31,238

Shares Issued for Services
at $.125 Per Share          1,625,000   1,625     201,500

Shares Issued in
Satisfaction Notes Payable
at $.75 Per Share              16,000      16      13,225

Net Loss Year Ended
December 31, 1995                                            (366,843)

Balance, December 31, 1995 19,562,859  19,562     513,847
(748,879)

Shares Issued for Cash
$0.25 Per Share                10,000      10       2,490

Shares Issue for Services
$0.001 Per Share              450,000     450

Shares issued in Satisfaction
of Accrued Expenses
$0.25 Per Share               125,506     126      31,251

Shares Issued In Satisfaction
of Services Rendered
$0.001 Per Share              529,358     529

Shares Issued in Satisfaction
of Accounts Payable $0.247
Per Share                     200,000     200      49,354

Rounding                                                           (1)

Net Loss for Year Ended
December 31, 1996                                             (210,016)

Balance, December 31, 1996 20,877,723 $20,877  $  596,942  $  (958,896)

   The accompanying notes are an integral part of these financial statements

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE #1 - Corporate History

     The Company was incorporated January 27, 1974, in the State of Utah, using the name Sight and Sound Systems, Inc. On July 8, 1974, the Company changed its name to International Health Resorts, Inc., and on June 25, 1993, the Company filed a Certificate of Amendment changing the name to Sanguine Corporation. In May of 1992, the Company changed its domicile to the State of Nevada.

     The stated purpose of the Company is to engage without qualification, in any lawful acts, or activity for which a corporation may be organized under the laws of the state of Nevada. Currently, the Company is engaged in developing artificial blood to be used by the medical profession. The Company is conducting research and development leading to F.D.A. clinical trials.

     The Company forward split its outstanding shares 1.5 shares for 1 on July 14, 1993. As a consequence of this action, the Company had 1,431,000 shares issued and outstanding prior to the Agreement and Plan of Reorganization in which Sanguine Corporation (a California Corporation) was acquired.

     On June 14, 1993 the Company entered into an Agreement and Plan of Reorganization, wherein it was agreed that Sanguine Corporation (a Nevada Corporation) would issue 14,589,775 shares of its common stock to acquire 94% of the issued and outstanding shares of stock of Sanguine Corporation (a California Corporation).

     From 1974 to 1989, the Company engaged in several business ventures. These business activities resulted in the loss of all Company assets. Because of the search for a new business venture, the Company has entered into the development stage company status again. Sanguine Corporation (California) is a development stage company and these financial statements are presented as those of a development stage company effective January 18, 1989, coinciding with the incorporation date of Sanguine Corporation (California).

NOTE #2 - Significant Accounting Policies

(A)  The Company uses the accrual method of accounting.
(B) Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
(C) The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
(D) Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
(E)  Inventories:   Inventories are stated at the lower of cost, determined
     by the FIFO method or  market.
(F)  Depreciation:   The cost of property and equipment is depreciated over
     the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of
     the related assets or the estimated lives of the assets.   Depreciation
     is computed on the straight line method for reporting purposes and for tax purposes.
(G) Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE #3 - Common Stock Public Offering

     In June of 1974, the Company completed a public offering of 3,000,000 shares of its common stock at $0.02 per share.

NOTE #4 - Net Operating Losses for Tax Carryforward

     The Company had net operating losses to carryforward to years expiring in 1985. Sanguine Corporation (California) has had operating losses to carryforward as scheduled below.

                      Year of            Expiration
                         Loss    Amount      Date
                         1992  $  3,094      2007
                         1993   149,162      2008
                         1994   186,779      2009
                         1995   165,343      2010
                         1996   209,488      2011

     The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expenses. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.
                                                 1996      1995      1994
Current Tax Asset Value of Net Operating Loss
  Carryforwards at Current Prevailing Federal
  Tax Rate                                   $242,715  $171,489  $115,272
Evaluation Allowance                         (242,715) (171,489) (115,272)
     Net Tax Assets                          $    -0-  $    -0-  $    -0-
     Current Income Tax Expense                   -0-       -0-       -0-
     Deferred Income Tax Expense                  -0-       -0-       -0-

NOTE #5- Quasi-Reorganization

     Pursuant to actions of the Board of Directors on March 30, 1994, the Company effected a Quasi-Reorganization for the purpose of reducing the Company s retained deficit to the extent of its paid in capital. Prior to the reorganization, the Company (Sanguine Corporation - Nevada) had paid in capital in excess of par value of $2,423,964 and deficit retained earnings of $(2,467,736). The deficit retained earnings was eliminated to the extent of paid in capital leaving a retained earnings deficit of $(43,772).

NOTE #6- Notes Payable - Short Term

     The Company has three notes payable to three entities.
                                                              Amounts
                                                          1996      1995
     Note #1 to an individual, due on demand, interest
     at 10% per annum, with option to the holder to
     convert to 35,277 shares of common stock to
     $0.4252 per share.                              $  15,000 $  15,000

     Note #2 to a partnership, due on demand, but
     not later than August 10, 1994, at 12% per annum
     interest.                                          25,000    25,000

     Note #3 to an individual, due September 15, 1995,
     interest at 12% per annum.                         29,800     3,400

     Total Current Notes Payable                      $ 69,800  $ 43,400

NOTE #7 - Property & Equipment

     The Company capitalized the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.


     Scheduled below are the assets, costs, lives, and accumulated depreciation at December 31, 1996 and December 31, 1995.

                  December 31,          Depreciation         Accumulated
                  1996    1995             Expense           Depreciation
Assets            Cost    Cost   Life   1996    1995         1996    1995
Furniture        $4,609 $4,609      5  $ 920  $  920       $2,685  $1,765

NOTE #8 - Stock Option

     The Company has set aside 1,500,000 shares of its common stock options at a price not to exceed $5.00 per share. The Corporation has issued 893,449 warrants as follows:

     587,715 at $0.8504 per share.
     305,734 at $0.4252 per share.

     The warrants may be exercised at various dates through August 1998.

     Pursuant to the Agreement and Plan of Reorganization dated June 14, 1993, the Company issued an option to purchase 470,642 shares of its common stock at $0.1275 per share. The option has been extended by the Company and expires on September 22, 2001. The option issued by Sanguine Corporation (Nevada Corporation) replaced options issued by the California Corporation to an officer as part of his compensation for services. When the option was issued by the Company the shares of the Company had no market value.

     On November 10, 1995, the Company issued an option to its legal counsel for 200,000 shares at $.25 per share for a period of five years.

     In December 1996, Counsel exercised options to purchase 125,506 shares of stock after the exercise there remained 74,494 shares available through the option agreement.

NOTE #9 - Refundable Commitment Fee

     The Company has advanced to a funding group in California $10,000 as a refundable commitment fee. The funding group proposes to obtain an investor to commit up to $35,000,000 under a mutually agreed contract in exchange for 43% of the Corporation s stock. Shares of Stock equal to 43% of the shares outstanding have been placed in escrow. The agreement was extended on a month to month basis but expired in 1995.

NOTE #10 - Lease Commitment

     The Company had a one year lease on its office facilities in California for the period March 1, 1994 to March 1, 1995 at a total cost of $15,696. The Company continues to rent the office space at the monthly rate of $1,308 on a month to month basis.


NOTE #11 - Going Concern

     The Company has an accumulated deficit of $958,367 at December 31, 1996 and negative cash flows for the year and the proceeding year then ended.
Until the Company commences business operations, management anticipates that negative cash flows will continue. These factors raise substantial doubt about the Company s ability to continue as a going concern. The Company seeks to find a business opportunity to acquire or merge with that will provide operating capital.

NOTE #12 - Minority Interest

     Sanguine Corporation (California) had a total of 6,586,800 shares of its common stock issued and outstanding. Pursuant to the Agreement and Plan of Reorganization, Sanguine Corporation (Nevada) acquired 6,200,000 of the issued and outstanding shares. The resulting 386,800 shares of minority interest in the California Corporation represents approximately six percent (6%) of the Company s outstanding stock. No provision for minority interest has been made on the financial statements because of the losses incurred in the presented periods and the deficit stockholder s equity.

NOTE #13 - Employment Agreement

     The Company has employment agreements with Dr. Thomas Drees and Anthony
G. Hargreaves dated January 22, 1990. The agreements call for a base salary of $120,000 to Dr. Drees and $72,000 to Mr. Hargreaves annually. Insurance benefits, home office reimbursement, and an automobile are to be provided by the Company and reimbursement for out of pocket expenses will be paid to Dr. Drees and Anthony G. Hargreaves. Subject to an agreement of June 2, 1994, Dr. Drees and Mr. Hargreaves agreed to cancel all outstanding accruals for expenses under the provision of the Agreements and to accept as full satisfaction of all of their claims against Sanguine Corporation the payments they received in November 1993. In addition the Agreements were modified to provide that for June, July, and August of 1994, salary shall be paid at one fourth the amount specified by the Agreements. Commencing September 1, 1994, Dr. Drees and Mr. Hargreaves will be entitled to receive one half the salary specified until such time as Sanguine Corporation shall have raised $1,500,000
in debt or equity funding.   All funds raised since the completion of the
Agreement and Plan of Reorganization between Sanguine Corporation (California), and Sanguine Corporation (Nevada), are being counted in arriving at this sum.

NOTE #14 - Non Cash Investing & Financing Activities

     In 1993, the Company issued 14,589,775 shares of its common stock to finance the acquisition of Sanguine Corporation (a California Corporation).

     In 1995, the Company issued 1,625,000 shares of its common stock at par value in payment of services received from several vendors.

     In 1996, the Company issued 450,000 shares of stock for services valued at $450 and 854,864 shares for settlement of accounts payable and accrued expenses.

NOTE #15 - Changes in Expense Presentation

     In compliance with ARB 43, Ch 2a, Para 3, the Company changed presentation of expense classification to Research and Development expense to compare fairly with 1996 and 1995. Following is a table of the changes to the expenses as presented. Increase (Decrease)

                                        1994
     Research & Development         $ 57,671
     Legal Fees                      (19,734)
     Travel                           (2,187)
     Salaries                        (35,750)
     Consultant Fees                     -0-

          Net Effect of Changes     $    -0-