Form 10QSB
period 1997-03-31
SANGUINE CORP
filed 1997-05-15
CIK 926287

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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

                              March 31, 1997

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

                           SANGUINE CORPORATION
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS

                              March 31, 1997
                                     &
                             December 31, 1996

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                               Balance Sheet
             March 31, 1997 (Unaudited) and December 31, 1996
                                             Unaudited
                                                1997        1996
                                  ASSETS
Current Assets
     Cash                                   $    1,045     $      672

Property & Equipment
     Furniture                                   1,694          1,924

Other Assets
     Refundable Loan Commitment Fee
      (See Note #10)                            10,000         10,000

                    TOTAL ASSETS            $   12,739      $  12,596

                    LIABILITIES & STOCKHOLDERS  EQUITY
Current Liabilities
     Accounts Payable                       $    49,523     $  25,373
     Accrued Salaries                           260,000       236,000
     Accrued Interest Payable                    23,865        22,500
     Notes Payable                               79,350        69,800

                    Total Current Liabilities   412,738       353,673

Stockholders  Equity
     Common Stock, Authorized:
          100,000,000 Shares at $0.001 Par
          Value: 20,877,723 Shares Issued
          & Outstanding                          20,877        20,877
     Paid In Capital (Quasi-Reorganized
          March 20, 1994 Deficit Retained
          Earnings of $2,423,964 Eliminated)    596,942       596,942
     Retained Earnings Deficit               (1,017,818)     (958,896)

                  Total Stockholders  Equity   (399,999)     (341,077)

                    TOTAL LIABILITIES &
                    STOCKHOLDERS  EQUITY     $   12,739    $   12,596

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                    Statements of Operations Unaudited
             For the Period January 1, 1997 to March 31, 1997
                   and January 1, 1996 to March 31, 1996
                                                March          March
                                              31, 1997       31, 1996
Revenues
     Interest Income                          $    -0-       $      1

                    Total Revenues                 -0-              1
Expenses
     Research & Development                   $ 31,500       $ 28,501
     Salaries                                    4,500          4,500
     Office Expense                              1,374          3,598
     Auto Expenses                                 270          1,967
     Legal & Professional Fees                   2,560          6,801
     Rent                                        3,924          3,892
     Interest Expense                            2,484          1,541
     Travel                                        -0-            283
     Stock Transfer                                 80            -0-
     Consultant Fees                            12,000          5,800
     Tax & License                                 -0-          1,175
     Depreciation                                  230            230

               Total Expenses                   58,922         58,288

               Loss for Period            $    (58,922)  $    (58,287)

               Profit (Loss) Per Share            (.00)          (.00)

          Weighted Average Shares
          Outstanding                       20,877,723     20,877,723

                            SANGUINE CORPORATION
                       (A Development Stage Company)
                    Statements of Cash Flows Unaudited
          For the Periods January 1, 1997 to March 31, 1997 and
                    January 1, 1996 to March 31, 1996
                                               March       March
                                            31, 1997    31, 1996
Cash Flows from Operating Activities
 Net (Loss)                                $ (58,922)  $ (58,287)
 Depreciation                                    230         230
 Changes in Operating Assets & Liabilities:
  Increase (Decrease)Accounts Payable         24,150      26,895
  Increase in Interest Payable                 1,365       1,365
  Increase in Accrued Salaries                24,000      24,000

      Net Cash Flows from
      Operating Activities                    (9,177)     (5,797)

Cash Flows from Investing Activities             -0-         -0-

Cash Flows from Financing Activities

 Increase in Notes Payable                     9,550       6,100

      Net Cash Flows Provided by
      Financing Activities                     9,550       6,100

      Increase (Decrease) in Cash                373         303

      Cash at Beginning of Period                672         712

      Cash at End of Period                $   1,045   $   1,015

Disclosure for Cash Flows from:

 Interest                                  $   2,484   $   1,541
 Taxes                                             -0-       -0-

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

     The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 10-KSB Annual Report.

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

          It is anticipated that continued research and development of PHER-O2 will depend upon the Company's ability to obtain substantial additional equity or debt funding, as to which no assurance can be given. See the captions "Business Development," "Future Capital Requirements; Uncertainty of Future Funding" and "Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts" of the Company's Annual Report on Form
10-KSB for the fiscal year ended December 31, 1996, which has previously been filed with the Securities and Exchange Commission.

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

Results of Operations.
----------------------

          During the quarterly period ending March 31, 1997, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $0 and sustained a net loss of $58,922.

Liquidity.
----------

          During the quarterly period ended March 31, 1997, the Company had total expenses of $58,922, while receiving $0 in revenues.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               10-SB-A1 Registration Statement.*

               Form 10-KSB Annual Report for the
               Fiscal Year ended December 31, 1996.*

          (b)  Reports on Form 8-K.

               None.

               *  Incorporated herein by reference.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SANGUINE CORPORATION



Date: 5/15/97                         By /s/ Thomas C. Drees
     --------------                     -------------------------------------
                                        Thomas C. Drees, CEO and Chairman of
                                        the Board of Directors


Date: 5/14/97                         By /s/ A. G. Hargreaves
     --------------                     -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 5/14/97                         By /s/ Edward L. Kunkel
     --------------                     -------------------------------------
                                        Edward L. Kunkel, Esq.
                                        Director