Form 10QSB
period 1997-06-30
SANGUINE CORP
filed 1997-08-15
CIK 926287

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

                              June 30, 1997

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

                           SANGUINE CORPORATION
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS

                               June 30, 1997
                                     &
                              December 31,
                                   1996

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                               Balance Sheet
              June 30, 1997 (Unaudited) and December 31, 1996
                                             Unaudited
                                                1997      1996
                                  ASSETS
Current Assets
   Cash                                      $   677   $   672

Property & Equipment
   Furniture                                   1,464     1,924
Other Assets
     Refundable Loan Commitment Fee
      (See Note #10)                          10,000    10,000

          TOTAL ASSETS                       $12,141   $12,596

                    LIABILITIES & STOCKHOLDERS  EQUITY
Current Liabilities
   Accounts Payable                          $29,173   $25,373
   Accrued Salaries                          284,000   236,000
   Accrued Interest Payable                   25,230    22,500
   Notes Payable                              86,200    69,800

          Total Current Liabilities          424,603   353,673

Stockholders  Equity
   Common Stock, Authorized:
     100,000,000 Shares at $0.001 Par
     Value: 20,877,723 Shares Issued
     & Outstanding                            20,877    20,877
   Paid In Capital (Quasi-Reorganized
     March 20, 1994 Deficit Retained
     Earnings of $2,423,964 Eliminated)      596,942   596,942
   Retained Earnings Deficit              (1,030,281) (958,896)

          Total Stockholders  Equity        (412,462) (341,077)

          TOTAL LIABILITIES &
          STOCKHOLDERS  EQUITY               $12,141   $12,596

 The accompanying notes are an integral part of these financial statements

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                         Statements of Operations
          For the Period April 1, 1997 to June 30, 1997 Unaudited
          and the Period April 1, 1996 to June 30, 1996 Unaudited
         and the Period January 1, 1997 to June 30, 1997 Unaudited
         and the Period January 1, 1996 to June 30, 1996 Unaudited
                             April     April   January   January
                           1, 1997   1, 1996   1, 1997    1, 1996
                           to June   to June   to June    to June
                          30, 1997  30, 1996  30, 1997  30, 1996
Revenues
  Interest Income         $    -0-  $    -0-  $    -0-  $      1

      Total Revenues           -0-       -0-       -0-         1
Expenses
  Promotion               $    -0-     2,500       -0-     2,500
  Depreciation                 230       230       460       460
  Research & Development     8,500    25,950    40,000    54,451
  Office Expense             1,779     3,906     3,150     6,747
  Auto Expense                 270       270       540       540
  Salaries                   4,500     4,500     9,000     9,000
  Legal & Professional Fees    875    10,772     3,438    17,573
  Rent                       4,070     3,979     7,994     6,671
  Interest Expense           2,791     1,759     5,275     3,301
  Travel                       -0-     1,318       -0-     1,318
  Stock Transfer               264       584       344       584
  Consultant Fees          (12,000)     7,450      -0-    13,250
  Tax & License              1,184       496     1,184       490



      Total Expenses        12,463    63,714    71,385   116,885

      Loss for Period     $(12,463) $(63,714) $(71,385)$(116,884)

      Profit (Loss) Per Share (.00)     (.00)     (.00)     (.00)

   Weighted Average Shares
   Outstanding          20,877,723 19,562,859 20,877,723 19,562,859

 The accompanying notes are an integral part of these financial statements

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                    Statements of Cash Flows Unaudited
                    For the Periods January 1, 1997
                                   to
                            June 30, 1997 and
                    January 1, 1996 to June 30, 1996
                                                June        June
                                            30, 1997    30, 1996
Cash Flows from Operating Activities
 Net (Loss)                                $ (71,385)  $(116,884)
 Adjustments to Reconcile Net Loss to Net
  Cash Used by Operations:
   Depreciation                                  460         460
 Changes in Operating Assets & Liabilities:
  Increase in Accounts Payable                 3,800      48,841
  Increase in Interest Payable                 2,730       2,730
  Increase in Accrued Salaries                48,000      48,000

      Net Cash Flows from
      Operating Activities                   (16,395)    (16,853)

Cash Flows from Investing
Activities                                       -0-         -0-

      Net Cash Used by
      Investing Activities                       -0-         -0-

Cash Flows from Financing Activities

 Increase in Notes Payable                    16,400      17,050

      Net Cash Flows Provided by
      Financing Activities                    16,400      17,050

      Increase (Decrease) in Cash                  5         197

      Cash at Beginning of Period                672         712

      Cash at End of Period                $     677   $     909

Disclosure for Cash Flows from:

 Interest                                  $   5,275   $   3,301
 Taxes                                           -0-         -0-

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

     The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 10-K report.

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

Results of Operations.
----------------------

          During the quarterly period ending June 30, 1997, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $0 and sustained a net loss of $12,463.

Liquidity.
----------

          During the quarterly period ended June 30, 1997, the Company had total expenses of $12,463, while receiving $0 in revenues.

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

Item 5.   Other Information.
----------------------------

        On April 16, 1997, the Company agreed to extend the due date on a $25,000 note held by McPherson Enterprises Limited Partnership, to December 31, 1997, in consideration of the issuance of warrants to purchase a total of 90,000 shares of the Company's common stock at a price of $0.63 per share. The warrants will expire on August 10, 1999.

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

                                      SANGUINE CORPORATION



Date: 8/14/97                           By:/s/Thomas C. Drees
     --------------                     -------------------------------------
                                         Thomas C. Drees, CEO and Chairman of
                                        the Board of Directors


Date: 8/14/97                           By:/s/Anthony G. Hargreaves
     --------------                     -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 8/14/97                           By:/s/Edward L. Kunkel
     --------------                     -------------------------------------
                                        Edward L. Kunkel, Esq.
                                        Director