Form 10QSB
period 1997-09-30
SANGUINE CORP
filed 1997-11-13
CIK 926287

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

                              September 30, 1997

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

                       SANGUINE CORPORATION
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        September 30, 1997
                                &
                        December 31, 1996

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                          Balance Sheet
       September 30, 1997 (Unaudited) and December 31, 1996
                                       Unaudited
                                       1997           1996
                              ASSETS
Current Assets
     Cash                          $   1,685         $    672

Property & Equipment
     Furniture                         1,234            1,924

Other Assets
     Refundable Loan
      Commitment Fee
      (See Note #10)                  10,000           10,000

         TOTAL ASSETS               $ 12,919        $  12,596

                LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts Payable               $ 33,538        $  25,373
     Accrued Salaries                308,000          236,000
     Accrued Interest Payable         26,595           22,500
     Notes Payable                    96,950           69,800

       Total Current Liabilities     465,083          353,673

Stockholders' Equity
     Common Stock, Authorized:
      100,000,000 Shares at $0.001 Par
      Value: 20,877,723 Shares Issued
      & Outstanding                   20,877           20,877
     Paid In Capital                 596,942          596,942
     Retained Earnings Deficit    (1,069,983)        (958,896)

      Total Stockholders' Equity    (452,164)        (341,077)

         TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY    $    12,919      $    12,596

The accompanying notes are an integral part of these financial statements

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
   For the Period July 1, 1997 to September 30, 1997 Unaudited
   and the Period July 1, 1996 to September 30, 1996 Unaudited
  and the Period January 1, 1997 to September 30, 1997 Unaudited
  and the Period January 1, 1996 to September 30, 1996 Unaudited
                              July 1,     July 1,   January 1,  January 1,
                              1997 to     1996 to    1997 to     1996 to
                             September   September  September   September
                              30, 1997    30, 1996   30, 1997    30, 1996
Revenues
  Interest Income         $       -0-    $       2   $    -0-    $      3

      Total Revenues              -0-            2        -0-           3

Expenses
  Promotion               $       -0-    $     -0-   $    -0-     $ 2,500
  Depreciation                    230          230        690         690
  Salaries                      4,500        4,500      13,500     13,500
  Research & Development       19,500       19,500      59,500     73,951
  Office Expense                2,133        1,552       6,126     13,127
  Auto Expense                    270          270         810        810
  Legal & Professional Fees     6,877        1,204      10,315     13,777
  Rent                          3,207        3,979      11,201     10,650
  Interest Expense              2,479        1,992       6,837      5,293
  Travel                          -0-          -0-         -0-      1,318
  Stock Transfer                   48          297         392        882
  Consultant Fees                 -0-       14,816         -0-     28,066
  Tax & License                   -0-          -0-       1,184        381
  Insurance                       200          130         532        411

      Total Expenses           39,444       48,470     111,087    165,356

      Loss for Period     $   (39,444)   $ (48,468)   $(111,087)$(165,353)

      Profit (Loss) Per Share    (.00)        (.00)        (.01)     (.00)

   Weighted Average Shares
   Outstanding             20,877,723   19,562,859   20,877,723 19,562,859

The accompanying notes are an integral part of these financial statements

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                Statements of Cash Flows Unaudited
    For the Periods January 1, 1997 to September 30, 1997 and
             January 1, 1996 to September 30, 1996
                                           September             September
                                            30, 1997              30, 1996
Cash Flows from Operating Activities
 Net (Loss)                               $ (111,087)         $   (165,353)
 Adjustments to Reconcile Net Loss to Net
  Cash Used by Operations:
   Depreciation                                  690                   690
   Non Cash Expenses                             -0-                14,616
 Changes in Operating Assets & Liabilities:
  Increase in Accounts Payable                 8,165                49,795
  Increase in Interest Payable                 4,095                 4,095
  Increase in Accrued Salaries                72,000                72,000

      Net Cash Flows from
      Operating Activities                   (26,137)              (24,157)

Cash Flows from Investing Activities             -0-                   -0-
      Net Cash Used by
      Investing Activities                       -0-                   -0-

Cash Flows from Financing Activities
 Increase in Notes Payable                    27,150                23,750
 Contributed Capital                             -0-                 2,500

      Net Cash Flows Provided by
      Financing Activities                    27,150                26,250

      Increase (Decrease) in Cash              1,013                 2,093

      Cash at Beginning of Period                672                   712

      Cash at End of Period               $    1,685          $      2,805

Disclosure for Cash Flows from:
 Interest                                 $    6,837          $      5,293
 Taxes                                            -0-                  -0-

Non Cash Events:
 Issued 200,000 Shares in Lieu of
  Cash for Accounts Payable                       -0-               35,917

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

NOTE #2 - Subsequent Events

     The Company has authorized the issuance of 1,200,000 shares of its common stock at $0.40 per share. The offered shares are to be issued as a private placement to "Accredited Investors" only and the proceeds of the offerings ($480,000) are to be used to fund the initial protocol with Battelle Memorial Research Institute of Columbus, Ohio. As of the date of this report none of the shares have been sold.

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

Results of Operations.
----------------------

          During the quarterly period ending September 30, 1997, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $0 and sustained a net loss of $33,229.

Liquidity.
----------

          During the quarterly period ended September 30, 1997, the Company had total expenses of $33,229, while receiving $0 in revenues.

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

Item 5.   Other Information.
----------------------------

          Subsequent Events.

         On November 11, 1997 through Unanimous Consent of the Board of Directors, the Company authorized the issuance of 1,200,000 shares of its common stock at $0.40 per share. The offered shares are to be issued as a private placement to "Accredited Investors" only and the proceeds of the offerings ($480,000) are to be used to fund the initial protocol with Battelle Memorial Research Institute of Columbus, Ohio. As of the date of this report none of the shares have been sold.

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

                                      SANGUINE CORPORATION



Date: 11/11/97                          By:/s/Thomas C. Drees
     --------------                     -------------------------------------
                                         Thomas C. Drees, CEO and Chairman of
                                        the Board of Directors


Date: 11/11/97                          By:/s/Anthony G. Hargreaves
     --------------                     -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 11/11/97                          By:/s/Edward L. Kunkel
     --------------                     -------------------------------------
                                        Edward L. Kunkel, Esq.
                                        Director