Form 10KSB
period 1997-12-31
SANGUINE CORP
filed 1998-04-15
CIK 926287

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 0-24480


                       SANGUINE CORPORATION
          (Name of Small Business Issuer in its Charter)

         NEVADA                                        95-4347608
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

                    101 East Green Street, #11
                    Pasadena, California  91105
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (626) 405-0079


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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1997 -
$0

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 14, 1998 - $5,569.92. There are approximately 5,569,921 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          April 14, 1998

                            21,010,004


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Acting by unanimous consent on November 21, 1997, the Board of Directors of the Company resolved to issue 100,000 "unregistered" and "restricted" shares of common stock to David E. Nelson, its Chief Financial Officer, for services rendered to the Company. These shares were issued on December 1, 1997.

          At a Special Meeting of the Company's Board of Directors held January 13, 1998, which is subsequent to the period covered by this Report, a majority of the Board of Directors resolved (i) to accept the resignation of Holomon J. Nicholas, II, as President and Chief Operating Officer of the Company, effective as of December, 1996; (ii) to prohibit Mr. Nicholas from representing himself as an executive officer of the Company and from disseminating confidential information about the Company; (iii) to cancel the shares of stock issued to Mr. Nicholas due to failure of consideration on the part of Mr. Nicholas; and (iv) to instruct the Company's transfer agent to refuse to register the transfer of any shares from Mr. Nicholas.

          On February 9, 1998, which is subsequent to the period covered by this Report, the Company filed its Complaint against Mr. Nicholas in the Third Judicial District Court of the State of Utah, seeking monetary damages and a preliminary injunction against Mr. Nicholas' sale of any of his shares of the Company's common stock. The case was designated Case No. 980901338, and is discussed under the caption "Legal Proceedings," Part I, Item 3 of this Report.

          Mr. Nicholas resigned as a director of the Company on February 27, 1998, which is subsequent to the period covered by this Report.

          For a discussion of the business development of the Company from inception to the end of the calendar year ended December 31, 1996, see its Registration Statement on Form 10-SB-A1, filed with the Securities and Exchange Commission on August 19, 1994; its Annual Report on Form 10-KSB-A1 for the calendar year ended December 31, 1994, filed on August 2, 1995; its Annual Report on Form 10-KSB-A1 for the calendar year ended December 31, 1995, filed on June 17, 1996; and its Annual Report on Form 10-KSB for the calendar year ended December 31, 1996, filed on April 21, 1998, each of which is incorporated herein by this reference. See Item 13 of this Report.

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

Research and Development Expenses.
----------------------------------

          In calendar years 1995, 1996 and 1997, the Company, through its wholly-owned subsidiary, Sanguine California, expended a total of $273,171 on research and development. As neither the Company nor Sanguine California presently has any customers, none of the cost of these activities was borne directly by customers.

Number of Employees.
--------------------

          The Company presently has two employees, Dr. Drees and Mr. Hargreaves, both of whom are employed full time. Once the development of PHER-O2 is completed and the Company commences initial animal testing and manufacturing of this product for these tests, additional employees will be required; the Company is unable to presently estimate the exact number of employees it may need for these services; however, see the caption "Plan of Operation."

Item 2.  Description of Property.
         ------------------------

          The Company leases approximately 970 square feet of office space located at 101 East Green Street, Suite 11, Pasadena California, 91105, at a base rent of $1600 per month.

Item 3.  Legal Proceedings.
         ------------------

         At a Special Meeting of the Company's Board of Directors, held January 28, 1998, which is subsequent to the period covered by this Report, a majority of the Company's directors resolved to retain counsel for the purpose of filing an action against Holomon J. Nicholas, II to recover damages for breach of contract, fraud, breach of fiduciary duties.

         The Company filed its Complaint against Mr. Nicholas on February 9, 1998, in the Third Judicial District Court of the State of Utah, alleging breach of contract, breach of fiduciary duties to the Company, breach of contract and unjust enrichment, and seeking monetary damages and a preliminary injunction against the sale of any of Mr. Nicholas' shares of the Company's common stock. The case was designated Case No. 980901338.

         The basis of the Company's complaint was Mr. Nicholas' agreement at the time that he was engaged to serve as President that he would assist the Company in raising at least $5,000,000 during the 18 months immediately following his election and that he would not sell any shares of the Company's common stock until he was successful in raising such funding. In reliance on these representations, the Complaint alleged that the Company caused 400,000 shares to be sold to Mr. Nicholas and Mr. Nicholas failed to perform his duties under the agreement.

          On March 2, 1998, Mr. Nicholas filed with the Court his Answer and Counterclaim, in which Mr. Nicholas denied the material allegations of the Company's Complaint and alleging breach of contract\wrongful failure to transfer certificates shares, breach of contract\failure to pay wages and intentional interference with prospective economic relations. Mr. Nicholas' counterclaim sought damages in an amount to be shown at trial, together with costs of court and attorney's fees and a declaratory judgment declaring the rights of the parties with respect to Mr. Nicholas' sale and disposition of his shares of the Company's common stock.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

        None; not applicable.

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

          The range of high and low bid quotations for the Company's common stock during the each quarter of the year ended December 31, 1996 and each quarter of the calendar year ended December 31, 1997, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

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


March 31, 1996                          1-1/4               7/8

June 30, 1996                           1-1/8               1/5

September 30, 1996                      9/16                3/16

December 31, 1996                       15/32               5/16

March 31, 1997                          7/16                1/4

June 30, 1997                           3/8                 7/32

September 30, 1997                      13/32               3/16

December 31, 1997                       13/32               3/16


          * The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any market that may develop in the shares of common stock of the Company.

Holders
-------
          The number of record holders of the Company's common stock as of April 14, 1998, was approximately 614.

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

Recent Sales of Unregistered Securities.
----------------------------------------

          The Board of Directors of the Company unanimously resolved on November 21, 1997, to issue 100,000 shares of "unregistered" and "restricted" common stock to David E. Nelson in consideration of services rendered to the Company valued at a total of $9,333.

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

          The foregoing cost estimates are based on the prior experiences of Dr. Thomas C. Drees, the Company's CEO, President and Chairman of the Board of Directors. Dr. Drees has more than 20 years' experience in the blood industry. See the caption "Business Experience" of Part I, Item 5.

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

Results of Operations.
----------------------

          Revenues for the calendar years ending December 31, 1996 and 1997, were $3 and $0, respectively.

          The Company realized a net loss from operations of $210,016 (a loss of $0.01 per share) during the calendar year ended December 31, 1996, and a net loss from operations of $166,212 (a loss of $0.01 per share) for the year ending December 31, 1997.

Liquidity.
----------

          During the calendar year ended December 31, 1996, the Company had expenses of $210,016, while receiving $3 in revenues; the Company received no revenues, and had total expenses of $166,212 during the calendar year ended December 31, 1997.

          The Company is currently unable to pay its debts as they become due. These debts include three notes payable, totaling approximately $103,700, which the Company is unable to pay. The continuation of the Company's proposed business operations are subject to the ability of the Company to raise substantial additional funding, as to which no assurance can be given.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1997, and December 31, 1996

          Independent Auditors Report

          Balance Sheet - December 31, 1997 and 1996

          Statements of Operations Accumulated for the Period January 18, 1989 to December 31, 1997
          and the Years ended December 31, 1997, 1996
          and 1995

          Statements of Cash Flows Accumulated for the
          Period January 18, 1989 to December 31, 1997
          and the Years Ended December 31, 1997, 1996
          and 1995

          Statements of Stockholders' Equity January 1,
          1990 to December 31, 1997

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


                                               Date of          Date of
                             Positions         Election or      Termination
  Name                       Held              Designation      or Resignation
  ----                       ----              -----------      --------------
Thomas C. Drees,            CEO                    6/93              *
 Ph.D., MBA                 President              1/98              *
                            Chairman              11/95              *
                            Director               6/93              *

Holomon J. Nicholas, II,    President/COO         11/95              12/96
 MBA                        Director               3/96               2/98

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

Business Experience
-------------------

          Thomas C. Drees, Ph.D., MBA, CEO, President and Chairman of the Board of Directors. Dr. Drees, age 69, is the founder of Sanguine California. From 1978 to 1984, he was the President and CEO of Alpha Therapeutics Corporation, a subsidiary of Green Cross Corporation of Japan and the developer of Fluosol DA 20, the only FDA-approved synthetic blood product. For 24 years, Dr. Drees has been involved at top management levels with the collection, manufacture and marketing of human blood plasma derivatives. He has written many publications on the subject, including the widely-acclaimed book Blood Plasma: The Promise and the Politics, Ashley Books, New York, 1983.

          Anthony G. Hargreaves, Vice President, Secretary/Treasurer, and Director. Mr. Hargreaves is 70 years old. He is a former Royal Marine Officer with long experience in marketing, trust department banking (with Bank of America) and group insurance sales management (with the Connecticut General Life Insurance Company). His medical background includes service as General Manager of VK Limited in Pasadena, California, where Mr. Hargreaves helped secure funding for a wearable, continuously-operating artificial kidney machine. In the early 1980's, Mr. Hargreaves organized and scripted telemarketing sales of various products to retail stores throughout the United States.

          David E. Nelson, CPA, Chief Financial Officer and Director. Mr. Nelson, age 55, received a B.S. degree in accounting from the University of Utah in 1966. He has over 20 years' experience in operations, finance and regulatory compliance of stock brokerage firms. He is the past President of Covey & Company, Inc. Mr. Nelson has been a member of the NASD Board of Arbitrators, the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

          Edward L. Kunkel, Esq., Director. Mr. Kunkel is 51 years of age. He graduated with a Juris Doctor degree from the University of Southern California in 1973. From 1973 to 1978, he practiced law with the firm of Karns & Karabian in Los Angeles. From 1978 to the present, he has practiced educational law, real estate law and general business law in his own firm. Mr. Kunkel is a member of the State Bar of California, the Los Angeles County Bar Association and the National School Board Attorneys Association; he has been a licensed real estate broker since 1979.

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

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                                      SUMMARY COMPENSATION TABLE
                                                                  Long Term
Compensation
                             Annual Compensation               Awards
 Payouts

(a)          (b)        (c)        (d)        (e)        (f)          (g)  (h)        (i)
Name and     Year or                          Other      Restricted  Option\LTIP       All
Principal    Period     $          $          Annual     Stock        SAR's Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)   (#)   ($)      Compensa-
             December                         sation($)                              tion ($)
             31

Thomas C.      1996      (1)        -0-           -0-      -0-         -0-  -0-        -0-
Drees, Ph.D.   1997      (1)        -0-           -0-      -0-         -0-  -0-        -0-
MBA
CEO, President
and Chairman
of the Board
of Directors

Holomon J.     1996      $6,500     -0-           (2)      400 (3)     -0-  -0-        -0-
Nicholas, II   1997      $6,500     -0-           (2)      -0-         -0-  -0-        -0-
Former Pres.,
COO and Dir.

Anthony G.     1996       (1),(4)   -0-           -0-      529.36(4)   -0-  -0-        -0-
Hargreaves,    1997       (1),(4)   -0-           -0-      -0-         -0-  -0-        -0-
Vice Pres.,
Sec./Treas.
and Director

David E.       1996      -0-        -0-           -0-      -0-         -0-  -0-        -0-
Nelson, CPA    1997      -0-        -0-           -0-      9,333(5)    -0-  -0-        -0-
CFO and
Director

Edward L.      1996      -0-        -0-           -0-      50(6)       -0-  -0-        -0-
Kunkel, Esq.   1997      -0-        -0-           -0-      -0-         -0-  -0-        -0-
Director


(1) See the caption "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" of this Item.

(2) The Board of Directors of the Company unanimously resolved on November 13, 1995, to issue 200,000 "unregistered" and "restricted" shares of the Company's common stock to Mr. Nicholas if and when he was successful in raising at least $5,000,000 in funding for the Company in the 12 to 18 month period following the date of the resolution, and an additional 200,000 "unregistered" and "restricted" shares to be issued to Mr. Nicholas if and when he was successful in raising at least $10,000,000 in funding for the Company in the 12 to 18 month period following the date of the resolution, all on satisfactory terms to the Board of Directors of the Company. On September 24, 1996, the Board of Directors resolved to amend this resolution to increase the total number of shares to be issued to 500,000 "unregistered" and "restricted" shares, 250,000 shares upon satisfaction of the first contingency, and 250,000 shares upon satisfaction of the second. As of the date of this Report, 400,000 such shares have been issued to Mr. Nicholas, who has resigned as an executive officer and director of the Company as previously disclosed in this Report. These shares are the subject of the current litigation filed by the Company against Mr. Nicholas. See the heading
"Business" under the caption "Description of Business," Part I, Item 1, and the caption "Legal Proceedings," Part I, Item 3 of this Report.

(3) At a special meeting held September 24, 1996, the Board of Directors resolved to issue to Mr. Nicholas 400,000 "unregistered" and "restricted" shares of common stock in consideration of services rendered. Due to the lack of any "established trading market" in the securities of the Company, these shares have been valued at par value, which is one mill ($0.001) per share. See the financial statements hereto.

(4) At a special meeting held on September 24, 1996, the Board of Directors of the Company resolved to issue to Mr. Hargreaves 529,358 "unregistered" and "restricted" shares of common stock in consideration of services rendered over a six year period. Due to the lack of any "established trading market" in the shares of the Company, these shares were valued at $0.001 per share. See the financial statements hereto.

(5) On November 21, 1997, the Board of Directors of the Company unanimously resolved to issue 100,000 "unregistered" and "restricted" shares of common stock to Mr. Nelson in consideration of services rendered, valued at a total of $9,333. See the heading "Business" Development" of the caption "Business," Part I, Item 1 and the heading "Recent Sales of Unregistered Securities" of the caption "Market for Common Equity and Related Stockholder Matters," Part II, Item 5 of this Report.

(6) On September 24, 1996, the Board of Directors of the Company resolved to issue to Mr. Kunkel 50,000 "unregistered" and "restricted" shares of common stock in consideration of services rendered over a two year period. Due to the lack of any "established trading market" in the securities of the Company, these shares have been valued at par value, which is one mill ($0.001) per share. See the financial statements hereto.

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

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

          None.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          During the calendar year ended December 31, 1997, there were no transactions in the Company's securities by Messrs. Hargreaves or Kunkel. Form 5 Annual Statements of Beneficial Ownership of
Securities of Messrs. Drees and Nelson were due on February 14, 1998, and management believes that such Reports will be filed in several days.



          Management is informed and believes that Mr. Nicholas disposed of shares of common stock in the Company during the calendar year ended December 31, 1997, but to the knowledge of management, no Form 4 or Form 5 has been filed in connection with such disposition.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following tables set forth the shareholdings of the Company's directors and executive officers and those persons who own more than five percent of the Company's common stock as of April 14, 1998, with the computations being based upon 21,565,140 shares of common stock being outstanding. This figure takes into account the 21,010,004 presently outstanding shares of common stock; the 470,642 shares subject to an existing option held by Anthony G. Hargreaves (see footnote 2 below); the 10,000 shares subject to an existing option held by Edward L. Kunkel, Esq. (see footnote 3 below); and the 74,494 shares subject to an existing option held by Leonard W. Burningham, Esq. (see the financial statements hereto):


                     DIRECTORS AND EXECUTIVE OFFICERS


                                         Number of Shares        Percent
Name and Address                        Beneficially Owned       of Class
----------------                        ------------------       --------


Thomas C. Drees, Ph.D, MBA (1)               12,219,133            56.7%
101 East Green Street, #11
Pasadena, California  91105

Anthony G. Hargreaves (1)                     1,470,642(2)          6.8%
101 East Green Street, #11
Pasadena, California  91105

David E. Nelson, CPA(1)                         100,150             0.5%
528 14th Avenue
Salt Lake City, Utah  84103

Edward L. Kunkel, Esq. (1)                       60,000 (3)         0.3%
39 East Union Street
Pasadena, California  91103                   __________            ______


All directors and officers as a group (5)    13,849,925            64.3%


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

          (3) Includes an option to acquire 10,000 shares of "unregistered" and "restricted" common stock of the Company at a price equal to the average low bid price per share of the Company's common stock as quoted on the OTC Bulletin Board of the NASD on June 1, 1994, the date of the Employment Agreement granting such option. This option was exercisable in whole or in part until May 31, 1997, and the Company has expressed its intention to extend this option until May 31, 1999. See the caption "Employment Contracts" of Part III, Item 10 of this Report.

                         FIVE PERCENT STOCKHOLDERS


                                         Number of Shares         Percent
Name and Address                        Beneficially Owned       of Class
----------------                        ------------------       --------

Thomas C. Drees, Ph.D, MBA                  12,219,133            56.7%
101 East Green Street, #11
Pasadena, California  91105

A. Smith Associates(4)                       1,110,000             5.2%
455 East 500 South, #201
Salt Lake City, Utah  84111

A.K.S., Inc.(5)                                100,000             0.5%
455 East 500 South, #201
Salt Lake City, Utah  84111

Karl Smith                                     188,300             0.9%
455 East 500 South, #201
Salt Lake City, Utah 84111                     _______            ______

                                            13,617,433            63.2%


          (4) A. Smith Associates is a Utah corporation, the majority of which is owned by Karl Smith of Salt Lake City, Utah.

          (5) A.K.S., Inc. is a Utah corporation, the majority of which is owned by Karl Smith of Salt Lake City, Utah.

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

         During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

          Except and to the extent that Dr. Drees may be deemed to be a parent of the Company by virtue of his substantial stock ownership, the Company has no parents.

Transactions with Promoters.
----------------------------

          During the past two years, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

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

Annual Report on Form 10-KSB,                  Part I
filed April 21, 1997

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

                                       SANGUINE CORPORATION



Date: 4/15/98                         By /s/ Thomas C. Drees
      --------------                    --------------------------------------
                                        Thomas C. Drees, Ph.D., MBA
                                        CEO, President and Chairman of the
                                        Board of Directors

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       SANGUINE CORPORATION



Date: 4/15/98                          By /s/ Thomas C. Drees
     -------------                       ------------------------------------
                                         Thomas C. Drees, Ph.D., MBA
                                         CEO, President and Chairman of the
                                         Board of Directors



Date: 4/15/98                          By /s/ A. G. Hargreaves
      -------------                      ------------------------------------
                                         Anthony G. Hargreaves, Vice
                                         President, Secretary/Treasurer and
                                         Director



Date: 4/15/98                          By /s/ David E. Nelson
      --------------                     -------------------------------------
                                         David E. Nelson, CPA
                                         CFO and Director

                           SANGUINE CORPORATION
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS

                             December 31, 1997
                                     &
                             December 31, 1996

                        Independent Auditors Report

Board of Directors
Sanguine Corporation
(A Development Stage Company)

     I have audited the accompanying balance sheets of Sanguine Corporation, as of December 31, 1997 and 1996, and the related statements of operations, stockholders equity, and cash flows for the accumulated period of January 18, 1989 to December 31, 1997, and the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Company s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Sanguine Corporation, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the accumulated period of January 18, 1989 to December 31, 1997, and the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #10 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1997. These factors raise substantial doubt about the Company s ability to continue as a going concern. Management s plans in regard to these matters are also discussed in Note #10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/S/Schvaneveldt Company
Salt Lake City, Utah
April 1, 1998

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                               Balance Sheet
                        December 31, 1997 and 1996
                                                     1997      1996
                                  ASSETS
Current Assets
     Cash                                          $   263     $      672
Property & Equipment
     Furniture                                       1,004          1,924

Other Assets
     Refundable Loan Commitment Fee
          (See Note #10)                              -0-          10,000

                    TOTAL ASSETS                 $   1,267     $   12,596

                    LIABILITIES & STOCKHOLDERS  EQUITY
Current Liabilities
     Accounts Payable                            $  35,562     $   25,373
     Accrued Salaries                              332,000        236,000
     Accrued Interest Payable                       27,960         22,500
     Notes Payable                                 103,700         69,800

                    Total Current Liabilities      499,222        353,673

Stockholders  Equity
     Common Stock, Authorized:
          100,000 Shares at $0.001 Par Value:
          20,977,723 & 20,877,723 Shares
          Issued & Outstanding Respectively         20,977         20,877
     Paid In Capital (Quasi-Reorganized
          March 20, 1994 Deficit Retained
          Earnings of $2,423,964 Eliminated)       606,176        596,942
     Retained Earnings Deficit                  (1,125,108)      (958,896)

                    Total Stockholders  Equity    (497,955)      (341,077)

                    TOTAL LIABILITIES &
                    STOCKHOLDERS  EQUITY         $   1,267      $  12,596

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                         Statements of Operations
     Accumulated for the Period January 18, 1989 to December 31, 1997
           and the Years Ended December 31, 1997, 1996 and 1995
                          Accumulated
                           January
                          18, 1989 to
                          December  December  December  December
                          31, 1997  31, 1997  31, 1996  31, 1995
Revenues
   Interest Income         $  4,842  $    -0-  $      3  $      6
   Sales Market Rights      150,000       -0-       -0-       -0-

          Total Revenues    154,842       -0-         3         6

Expenses
   Depreciation            $  3,605  $    920  $    920  $    920
   Research & Development   589,805    79,000    93,451   100,720
   Insurance                  2,961       672       515       639
   Office Expenses           72,353     8,987    15,035    10,268
   Auto Expenses             17,822     1,170     1,080     1,084
   Legal & Professional Fees 91,614     9,773     8,932    31,302
   Rent                      66,844    16,000    14,622    13,293
   Interest Expenses         36,349    10,255     6,603     5,710
   Bad Debts                 10,000    10,000       -0-       -0-
   Travel                    17,879       -0-     1,318     1,335
   Stock Transfer             2,759       618       882       231
   Consultant Fees          233,810     9,633    45,780   178,084
   Salaries & Wages          76,108    18,000    18,000    18,000
   Taxes & Licenses          22,129     1,184       381     1,347
   Finders Fees               7,825       -0-       -0-       -0-
   Promotions                28,087       -0-     2,500     3,916

          Total Expenses  1,279,950   166,212   210,019   366,849

     Net Profit (Loss)
     From Operations    ($1,125,108)($166,212)($210,016)($366,843)

     Profit (Loss) Per Share        ($    .01) ($   .01)($    .02)

   Weighted Average Shares
     Outstanding                   20,877,723 19,946,773 17,396,965

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                     Statement of Stockholders  Equity
                   January 1, 1990 to December 31, 1997
                            Common    Shares   Paid In  Accumulated
                            Shares    Amount   Capital   Deficit
Balance, January 1, 1990
Retroactively Restated      1,428,364  $ 1,428  $2,423,214 ($2,464,642)

Balance, December 31, 1990  1,428,364    1,428   2,423,214  (2,464,642)

Net Profit Year Ended
December 31, 1991                                               73,917

Balance, December 31, 1991  1,428,364    1,428   2,423,214  (2,390,725)

Shares Issued for Services
$0.001 Per Share                2,720        2

Contributed Capital by Officer                         750

Net Loss Year Ended
December 31, 1992                                              (77,011)

Balance, December 31, 1992  1,431,084    1,430   2,423,964  (2,467,736)

Shares Issued to Acquire 94%
of Outstanding Shares of
Sanguine Corporation
(A California Corporation) 14,589,775   14,590                 (14,590)

Shares Issued for Cash
$.20 Per Share                500,000      500      99,500

Shares Issued for Cash
$1.00 Per Shares               10,000       10       9,990

Net Loss Year Ended
December 31, 1993                                              (92,895)

Balance, December 31, 1993 16,530,859   16,530   2,533,454  (2,575,221)

Quasi-Reorganization
Restated of Equity
Accounts                                        (2,423,964)  2,423,964

Cash Received of Exercise
of Option to Purchase
Shares at $.36 Per Share      175,000      175      62,825

Cash Received from Sale of
Stock at $.75 Per Share        16,000       16      11,984

Net Loss Year Ended
December 31, 1994                                             (230,779)

Balance, December 31, 1994 16,721,859   16,721     184,299    (382,036)

Shares Issued in Satisfaction
of Accounts Payable at
$0.17 Per Share               500,000      500      83,585

Shares Issued in Satisfaction
of Accounts Payable at
$.05 Per Shares               700,000      700      31,238

Shares Issued for Services
at $.125 Per Share          1,625,000    1,625     201,500

Shares Issued in
Satisfaction Notes Payable
at $.75 Per Share              16,000       16      13,225

Net Loss Year Ended
December 31, 1995                                             (366,843)

Balance, December 31, 1995 19,562,859   19,562     513,847    (748,879)

Shares Issued for Cash
$0.25 Per Share                10,000       10       2,490

Shares Issue for Services
$0.001 Per Share              450,000      450

Shares issued in Satisfaction
of Accrued Expenses
$0.25 Per Share               125,506      126      31,251

Shares Issued In Satisfaction
of Services Rendered $0.001
Per Share                     529,358      529

Shares Issued in Satisfaction
of Accounts Payable $0.247
Per Share                     200,000      200      49,354

Rounding                                                             (1)

Net Loss for Year Ended
December 31, 1996                                              (210,016)

Balance, December 31, 1996 20,877,723   20,877     596,942     (958,896)

Shares Issued for Services    100,000      100

Net Loss for Year Ended
December 31, 1997                                              (166,212)

Balance, December 31, 1997 20,977,723 $ 20,977   $ 596,942  ($1,125,108)

                              SANGUINE CORPORATION
                         (A Development Stage Company)
                            Statements of Cash Flows
        Accumulated for the Period January 18, 1989 to December 31, 1997
              and the Years Ended December 31, 1997, 1996 and 1995
                                  Accumulated
                                    January
                                  18, 1989 to
                                    December  December  December  December
                                    31, 1997  31, 1997  31, 1996  31, 1995
Cash Flows from Operating Activities
 Net (Loss)                         ($1,125,108)($166,212)($210,016)($366,843)
 Adjustments to Reconcile Net (Loss)
 to Net Cash:
  Depreciation                            3,605       920       920       920
  Non Cash Expense                      299,248    19,334    81,909   203,125
 Changes in Operating Assets &
 Liabilities:
  (Increase) in Receivable Offshore
  Corporation                              -0-       -0-        -0-     3,300
  Increase (Decrease)Accounts Payable    35,562    10,189    (2,253)  (62,327)
  Increase in Interest Payable           27,960     5,460     4,500     4,219
  Increase in Accrued Salaries          332,000    96,000    96,000    96,000
     Net Cash Flows from Operating
     Activities                        (426,733)  (34,309)  (28,940) (121,606)

Cash Flows from Investing Activities
 Purchase of Equipment                   (4,609)      -0-       -0-       -0-

Cash Flows from Financing Activities
 (Decrease) Increase in Notes Payable   103,700    33,900    26,400    (8,600)
 Sale of Common Stock                   327,155       -0-     2,500   129,264
 Contributed Capital                        750       -0-       -0-       -0-

   Net Cash Flows from Financing
   Activities                           431,605    33,900    28,900   120,664

     Increase (Decrease) in Cash            263      (409)      (40)     (942)
     Cash at Beginning of Period            -0-       672       712     1,654
     Cash at End of Period             $    263  $    263  $    672  $    712
Disclosure for Cash Flows from:
 Interest                              $ 36,349  $ 10,255  $  6,602  $  5,710
 Taxes                                      -0-       -0-       -0-       -0-

Disclosures from Non Cash Transactions:
 Operating Activities
 Payment of Accounts Payable           $    -0-  $    -0-  $ 81,909  $    -0-
 Issued 100,000 at Par Value for Services   -0-     9,333       -0-       -0-

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

                      Year of            Expiration
                         Loss    Amount      Date
                         1992  $  3,094      2007
                         1993   149,162      2008
                         1995   186,779      2009
                         1995   165,343      2010
                         1996   209,488      2011
                         1997   156,878      2012

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
                                                 1997      1996      1995
Current Tax Asset Value of Net Operating Loss
  Carryforwards at Current Prevailing Federal
  Tax Rate                                     $296,053  $242,715  $171,489
Evaluation Allowance                           (296,053) (242,715) (171,489)
     Net Tax Assets                            $    -0-  $    -0-  $    -0-
     Current Income Tax Expense                     -0-       -0-       -0-
     Deferred Income Tax Expense                    -0-       -0-       -0-

NOTE#5- Quasi-Reorganization

     Pursuant to actions of the Board of Directors on March 30, 1994, the Company effected a Quasi-Reorganization for the purpose of reducing the Company's retained deficit to the extent of its paid in capital. Prior to the reorganization, the Company (Sanguine Corporation - Nevada) had paid in capital in excess of par value of $2,423,964 and deficit retained earnings of $(2,467,736). The deficit retained earnings was eliminated to the extent of paid in capital leaving a retained earnings deficit of $(43,772).

NOTE #6- Notes Payable - Short Term

     The Company has three notes payable to three entities.
                                                                  Amounts
                                                              1997      1996
     Note #1 to an individual, due on demand, interest at 10% per annum, with option to the holder to convert to 35,277 shares of common stock to $0.4252 per share. $ 15,000 $ 15,000

     Note #2 to a partnership, due on demand, but not later
     than August 10, 1994, at 12% per annum interest.         25,000   25,000

     Note #3 to an individual, (related party) due
     September 15, 1995, interest at 12% per annum.           63,700   29,800

     Total Current Notes Payable                            $103,700 $ 69,800

NOTE #7 - Property & Equipment

     The Company capitalized the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

     Scheduled below are the assets, costs, lives, and accumulated depreciation at December 31, 1997 and 1996.

                  December 31,      Depreciation    Accumulated
                  1997    1996        Expense       Depreciation
Assets            Cost    Cost  Life   1997    1996   1997    1996
Furniture        $4,609  $4,609  5    $920    $920  $3,605   $2,685

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

NOTE #9 - Refundable Commitment Fee

     The Company has advanced to a funding group in California $10,000 as a refundable commitment fee. The funding group proposes to obtain an investor to commit up to $35,000,000 under a mutually agreed contract in exchange for 43% of the Corporation's stock. Shares of Stock equal to 43% of the shares outstanding have been placed in escrow. The agreement was extended on a month to month basis but expired in 1995. At December 31, 1997, the Company determined there would be no recovery of the loan fee and wrote if off.

NOTE #10 - Lease Commitment

     The Company had a one year lease on its office facilities in California for the period March 1, 1994 to March 1, 1995 at a total cost of $15,696. The Company continues to rent the office space at the monthly rate of $1,600 on a month to month basis.

NOTE #11 - Going Concern

     The Company has an accumulated deficit of $1,115,774 at December 31, 1997 and negative cash flows for the year and the proceeding year then ended.
Until the Company commences business operations, management anticipates that negative cash flows will continue. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company seeks to find a business opportunity to acquire or merge with that will provide operating capital.

NOTE #12 - Minority Interest

     Sanguine Corporation (California) had a total of 6,586,800 shares of its common stock issued and outstanding. Pursuant to the Agreement and Plan of Reorganization, Sanguine Corporation (Nevada) acquired 6,200,000 of the issued and outstanding shares. The resulting 386,800 shares of minority interest in the California Corporation represents approximately six percent (6%) of the Company s outstanding stock. No provision for minority interest has been made on the financial statements because of the losses incurred in the presented periods and the deficit stockholder's equity.

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