Form 10QSB
period 1998-03-31
SANGUINE CORP
filed 1998-05-15
CIK 926287

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-24480


                           SANGUINE CORPORATION
              (Name of Small Business Issuer in its Charter)


           NEVADA                                        95-4347608
           ------                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                        101 East Green Street, #11
                        Pasadena, California  91105
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (626) 405-0079


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

                               May 12, 1998

                                21,010,004
                                ----------


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

                           Sanguine Corporation
                       (A Development Stage Company)

                           Financial Statements

                              March 31, 1998

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                               Balance Sheet
               March 31, 1998 Unaudited & December 31, 1997
                                           March        December
                                         31, 1998       31, 1997
                                 ASSETS
Current Assets
     Cash                             $     497      $     263

Property & Equipment
     Furniture                              774          1,004
  TOTAL ASSETS                        $   1,271      $   1,267

                    LIABILITIES & STOCKHOLDERS  EQUITY
Current Liabilities
     Accounts Payable                 $  28,082      $  35,562
     Accrued Salaries                   356,000        332,000
     Accrued Interest Payable            29,325         27,960
     Notes Payable                      114,400        103,700

        Total Current Liabilities       527,807        499,222

Stockholders  Equity
     Common Stock, Authorized:
          100,000,000 Shares at $0.001
          Par Value: 21,010,004 &
          20,977,723 Shares Issued
          & Outstanding Respectively     21,010         20,977
     Paid In Capital                    614,212        606,176
     Retained Earnings Deficit       (1,161,758)    (1,125,108)

        Total Stockholders  Equity    ( 526,536)     ( 497,955)

               TOTAL LIABILITIES &
               STOCKHOLDERS  EQUITY   $   1,271      $   1,267

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                         Statements of Operations
     For the Period January 1, 1998 to March 31, 1998 Unaudited &
                January 1, 1997 to March 31, 1997 Unaudited
                                         March          March
                                       31, 1998       31, 1997
Revenues
     Interest Income                   $   -0-        $    -0-

                    Total Revenues         -0-             -0-
Expenses
     Research & Development            $  19,500      $  31,500
     Salaries                              4,500          4,500
     Office Expense                        1,710          1,374
     Auto Expenses                           270            270
     Legal & Professional Fees               646          2,560
     Rent                                  4,799          3,924
     Interest Expense                      3,756          2,484
     Stock Transfer                           25             80
     Consultant Fees                       -0-           12,000
     Tax & License                         1,215           -0-
     Depreciation                            230            230

               Total Expenses             36,651         58,922

               Loss for Period         ($ 36,651)     ($ 58,922)

               Profit (Loss) Per Share      (.00)          (.00)

          Weighted Average Shares
          Outstanding                 20,993,863     20,877,723

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                    Statements of Cash Flows Unaudited
  For the Periods January 1, 1998 to March 31, 1998 Unaudited and
                January 1, 1997 to March 31, 1997 Unaudited
                                               March       March
                                            31, 1998    31, 1997
Cash Flows from Operating Activities
 Net (Loss)                                ($ 36,651)  ($ 58,922)
 Depreciation                                    230         230
 Changes in Operating Assets & Liabilities:
  Increase (Decrease)Accounts Payable            590      24,150
  Increase in Interest Payable                 1,365       1,365
  Increase in Accrued Salaries                24,000      24,000

      Net Cash Flows from
      Operating Activities                 (  10,466)  (   9,177)

Cash Flows from Investing Activities             -0-         -0-

Cash Flows from Financing Activities

 Increase in Notes Payable                    10,700       9,550

      Net Cash Flows Provided by
      Financing Activities                    10,700       9,550

      Increase (Decrease) in Cash                234         373

      Cash at Beginning of Period                263         672

      Cash at End of Period                $     497   $   1,045

Disclosure for Cash Flows from:

 Interest                                  $   3,756   $   2,484
 Taxes                                           -0-         -0-

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

     The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company s 1997 10-K report.

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

          It is anticipated that continued research and development of PHER-O2 will depend upon the Company's ability to obtain substantial additional equity or debt funding, as to which no assurance can be given. See the captions "Business Development," "Future Capital Requirements; Uncertainty of Future Funding" and "Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts" of the Company's Annual Report on Form
10-KSB for the fiscal year ended December 31, 1997, which has previously been filed with the Securities and Exchange Commission.

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

Results of Operations.
----------------------

          During the quarterly period ending March 31, 1998, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $0 and sustained a net loss of $36,651.

Liquidity.
----------

          During the quarterly period ended March 31, 1998, the Company had total expenses of $36,651, while receiving $0 in revenues.

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

Item 5.   Other Information.
----------------------------

          On January 13, 1998, at a Special Meeting of the Company's Board of Directors was held where a majority of the Board of Directors resolved (i) to accept the resignation of Holomon J. Nicholas, II, as President and Chief Operating Officer of the Company, effective as of December, 1996; (ii) to prohibit Mr. Nicholas from representing himself as an executive officer of the Company and from disseminating confidential information about the Company;
(iii) to cancel the shares of stock issued to Mr. Nicholas due to failure of consideration on the part of Mr. Nicholas; and (iv) to instruct the Company's transfer agent to refuse to register the transfer of any shares from Mr. Nicholas. For more information on this meeting see the Company's 10-KSB for the year ended December 31, 1997, filed April 15, 1998, which is incorporated herein by reference. See Exhibit Index.

         On February 9, 1998, the Company filed a Complaint against Mr. Nicholas in the Third Judicial District Court of the State of Utah. For more information regarding this Complaint see the Company's 10-KSB for the year ended December 31, 1997, filed April 15, 1998, which is incorporated herein by reference. See Exhibit Index.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               10-SB-A1 Registration Statement.*

               Form 10-KSB Annual Report for the
               Fiscal Year ended December 31, 1997.*

          (b)  Reports on Form 8-K.

               None.

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SANGUINE CORPORATION



Date: 5/13/98                          By:/s/Thomas C. Drees
     --------------                     -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 5/13/98                          By:/s/Anthony G. Hargreaves
     --------------                     -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 5/14/98                          By:/s/Edward L. Kunkel
     --------------                     -------------------------------------
                                        Edward L. Kunkel, Esq.
                                        Director