Form 10QSB
period 1998-06-30
SANGUINE CORP
filed 1998-08-19
CIK 926287

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

                               June 30, 1998

                                21,292,217
                                ----------


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

                       Sanguine Corporation
                  (A Development Stage Company)

                       Financial Statements

                          June 30, 1998

                         SANGUINE CORPORATION
                     (A Development Stage Company)
                             Balance Sheet
              June 30, 1998 Unaudited & December 31, 1997
                                            June            December
                                          30, 1998          31, 1997
                                ASSETS
Current Assets
     Cash                                 $        4,918      $          263

Property & Equipment
     Furniture                                       544               1,004

                    TOTAL ASSETS          $        5,462      $        1,267

                  LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts Payable                     $       28,324      $       35,562
     Accrued Salaries                            380,000             332,000
     Accrued Interest Payable                     30,690              27,960
     Notes Payable                               119,700             103,700
     Investor Deposit                             60,000                 -0-

                    Total Current Liabilities    618,714             499,222

Stockholders' Equity
     Common Stock, Authorized:
          100,000,000 Shares at $0.001 Par Value:
          21,292,217 & 20,977,723 Shares Issued
          & Outstanding Respectively              21,291              20,977
     Paid In Capital                             650,653             606,176
     Retained Earnings Deficit                (1,285,196)         (1,125,108)

                    Total Stockholders' Equity  (613,252)           (497,955)

                    TOTAL LIABILITIES &
                    STOCKHOLDERS' EQUITY     $      5,462      $        1,267

                         SANGUINE CORPORATION
                     (A Development Stage Company)
                       Statements of Operations
        For the Period April 1, 1998 to June 30, 1998 Unaudited
        and the Period April 1, 1997 to June 30, 1997 Unaudited and the Period January 1, 1998 to June 30, 1998 Unaudited and the Period January 1, 1997 to June 30, 1997 Unaudited

                                April       April   January    January
                               1, 1998     1, 1997  1, 1998    1, 1997
                               to June     to June  to June    to June
                               30, 1998    30, 1997 30, 1998   30, 1997
Revenues
  Interest Income             $    -0-     $   -0-   $    -0-   $    -0-
     Total Revenues                -0-         -0-        -0-        -0-

Expenses
  Promotion                      3,710         -0-      3,710        -0-
  Depreciation                     230         230        460        460
  Research & Development        79,500       8,500     99,000     40,000
  Office Expense                 1,961       1,779      4,885      3,150
  Auto Expense                     180         270        450        540
  Salaries                       4,500       4,500      9,000      9,000
  Legal & Professional Fees     22,845         875     23,491      3,438
  Rent                           4,799       4,070      9,598      7,994
  Interest Expense               4,145       2,791      7,901      5,275
  Stock Transfer                   472         264        496        344
  Consultant Fees                  -0-     (12,000)       -0-        -0-
  Tax & License                  1,097       1,184      1,097      1,184
     Total Expenses            123,439      12,463    160,088     71,385

     Loss for Period         ($123,439)  ($ 12,463) ($160,088)  ($71,385)
     Profit (Loss) Per Share  ($   .01)  ($    .00) ($    .01)  ($   .00)

   Weighted Average Shares
   Outstanding               21,134,970  20,877,723 21,134,970 20,877,723

                         SANGUINE CORPORATION
                     (A Development Stage Company)
                  Statements of Cash Flows Unaudited
    For the Periods January 1, 1998 to June 30, 1998 Unaudited and
              January 1, 1997 to June 30, 1997 Unaudited
                                                       June          June
                                                      30, 1998    30, 1997
Cash Flows from Operating Activities
 Net (Loss)                                ($          160,088)  ($ 71,385)
 Adjustments to Reconcile Net Loss to Net
  Cash Used by Operations:
   Depreciation                                            460         460
 Changes in Operating Assets & Liabilities:
  (Decrease) Increase in Accounts Payable  (             4,480)      3,800
  Increase in Interest Payable                           2,730       2,730
  Increase in Accrued Salaries                          48,000      48,000

      Net Cash Flows from
      Operating Activities                 (          113,378)   (  16,395)

Cash Flows from Investing Activities                       -0-         -0-
      Net Cash Used by
      Investing Activities                                 -0-         -0-

Cash Flows from Financing Activities
 Increase in Investor Deposit                           60,000         -0-
 Increase in Notes Payable                              16,000      16,400
 Sale of Common Stock                                   42,033         -0-

      Net Cash Flows Provided by
      Financing Activities                             118,033      16,400

      Increase (Decrease) in Cash                        4,655           5

      Cash at Beginning of Period                          263         672

      Cash at End of Period                $             4,918   $     677

Disclosure for Cash Flows from:
 Interest                                  $             7,901   $   5,275
 Taxes                                                     -0-         -0-

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

NOTE #2 - Current Events

The Company entered into a shares purchase agreement with investors to sell 600,000 shares of common stock at $0.25 per share. The funds will be used to complete the Battelle Memorial Institute Contract. During the quarter ended June 30, 1998 the Company received $60,000.

The Company issued 282,213 shares for working capital of $42,033 during the six months ended June 30, 1998.

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

Results of Operations.
----------------------

          During the quarterly period ending June 30, 1998, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $0 and sustained a net loss of $123,439.

Liquidity.
----------

          During the quarterly period ended June 30, 1998, the Company had total expenses of $123,439, while receiving $0 in revenues.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          There have been no material changes in the pending litigation with
H. J. Nicholas, Utah Third District Court Case No. 980901388, as described in
Part I, Item 3, of the Company's Annual Report on 10-KSB for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission on April 15, 1998. See the Exhibit Index, Item 6 of this Report.

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

Item 5.   Other Information.
----------------------------

          Effective March 20, 1998, the Board of Directors adopted a resolution to issue 240,000 "unregistered" and "restricted" shares of the Company's common stock to A. Smith & Associates, Inc. and/or Smith Consulting Services, Inc., in consideration for expenses paid for and on behalf of the Company amounting to approximately $60,000.

         On June 17, 1998, the Company entered into an Agreement with Battelle Memorial Institute to provide to the Company technical and research services regarding the preparation and evaluation of fluorocarbon emulsions for use as oxygen-carrying blood substitutes. The Agreement provides for Battelle to begin work within 30 days after receipt of the first payment of $60,000 and for four more payments of $60,000 due within 30 days of presentation of Battelle's invoice. The first payment was made on June 18, 1998.

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

                                      SANGUINE CORPORATION



Date: 8/19/98                          By:/s/Thomas C. Drees
     --------------                     -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 8/19/98                          By:/s/Anthony G. Hargreaves
     --------------                     -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 8/19/98                          By:/s/David E. Nelson
     --------------                     -------------------------------------
                                        David E. Nelson
                                        CFO and Director