Form 10QSB
period 1998-09-30
SANGUINE CORP
filed 1998-11-17
CIK 926287

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

                             November 13, 1998

                                23,018,217
                                ----------


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

                       Sanguine Corporation
                  (A Development Stage Company)

                       Financial Statements

                        September 30, 1998

                         SANGUINE CORPORATION
                     (A Development Stage Company)
                             Balance Sheet
           September 30, 1998 Unaudited & December 31, 1997

                                          September            December
                                           30, 1998            31, 1997
                                ASSETS
Current Assets
     Cash                                 $          712      $          263

Property & Equipment
     Furniture                                       314               1,004

                    TOTAL ASSETS          $        1,026      $        1,267

                  LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts Payable                     $       27,973      $       35,562
     Accrued Salaries                            404,000             332,000
     Accrued Interest Payable                     32,055              27,960
     Notes Payable                               125,650             103,700

                    Total Current Liabilities    589,678             499,222

Stockholders' Equity
     Common Stock, Authorized:
          100,000,000 Shares at $0.001 Par Value:
          22,408,217 & 20,977,723 Shares Issued
          & Outstanding Respectively              22,408              20,977
     Paid In Capital                             771,936             606,176
     Retained Earnings Deficit            (    1,382,996)     (    1,125,108)

                    Total Stockholders'
                    Equity                (      588,652)     (      497,955)

                    TOTAL LIABILITIES &
                    STOCKHOLDERS' EQUITY  $        1,026      $        1,267

                         SANGUINE CORPORATION
                     (A Development Stage Company)
                       Statements of Operations
      For the Period July 1, 1998 to September 30, 1998 Unaudited
      and the Period July 1, 1997 to September 30, 1997 Unaudited
    and the Period January 1, 1998 to September 30, 1998 Unaudited
    and the Period January 1, 1997 to September 30, 1997 Unaudited
                                July        July     January      January
                          1, 1998 to  1, 1997 to  1, 1998 to   1, 1997 to
                           September   September   September    September
                            30, 1998    30, 1997    30, 1998     30, 1997
Revenues
  Interest Income          $      -0-  $    -0-   $     -0-    $      -0-
     Total Revenues               -0-       -0-         -0-           -0-

Expenses
  Promotion                       -0-       -0-         -0-           -0-
  Depreciation                    230       230         690           690
  Salaries                      4,500     4,500      13,500        13,500
  Research & Development       19,500    19,500     118,500        59,500
  Office Expense                3,148     2,133       7,752         6,126
  Auto Expense                    270       270         720           810
  Legal & Professional Fees     2,510     6,877      26,001        10,315
  Rent                          3,199     3,207      12,797        11,201
  Interest Expense              4,301     2,479      12,202         6,837
  Stock Transfer                   25        48         522           392
  Consultant Fees              60,000       -0-      63,710           -0-
  Tax & License                    70       -0-       1,168         1,184
  Insurance                        47       200         327           532

     Total Expenses            97,800    39,444     257,889       111,087

     Loss for Period        ($ 97,800) ($39,444) ($ 257,889)  ($  111,087)

     Profit (Loss) Per Share  ($  .00)  ($  .00)   ($   .01)    ($    .01)

     Weighted Average Shares
     Outstanding           22,408,217 20,877,723  22,408,217   20,877,723

                         SANGUINE CORPORATION
                     (A Development Stage Company)
                  Statements of Cash Flows Unaudited
  For the Periods January 1, 1998 to September 30, 1998 Unaudited and
            January 1, 1997 to September 30, 1997 Unaudited
                                                     September     September
                                                      30, 1998      30, 1997
Cash Flows from Operating Activities
 Net (Loss)                                ($          257,889)  ($  111,087)
 Adjustments to Reconcile Net Loss to Net
  Cash Used by Operations:
   Depreciation                                            690           690
   Non-Cash Expenses                                    60,000           -0-
 Changes in Operating Assets & Liabilities:
  (Decrease) Increase in Accounts Payable  (             4,830)        8,165
  Increase in Interest Payable                           4,095         4,095
  Increase in Accrued Salaries                          72,000        72,000

      Net Cash Flows from Operating Activities       ( 125,934)   (   26,137)

Cash Flows from Investing Activities                       -0-           -0-

      Net Cash Used by Investing Activities                -0-           -0-

Cash Flows from Financing Activities
 Increase in Notes Payable                              21,950        27,150
 Sale of Common Stock                                  104,433           -0-

      Net Cash Flows Provided by Financing Activities  126,383        27,150

      Increase (Decrease) in Cash                          449         1,013

      Cash at Beginning of Period                          263           672

      Cash at End of Period                $               712   $     1,685

Disclosure for Cash Flows from:
 Interest                                  $            12,202   $     6,837
 Taxes                                                     -0-           -0-

Non-Cash Expenses
 Issued 600,000 Shares at $0.10 Per Share For Services  60,000           -0-

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

NOTE #2 - Sale of Shares of Common Stock

Pursuant to a Shares Purchase Agreement dated June 16, 1998, and Amended as of October 21, 1998, the Company sold 600,000 shares of common stock at $0.10 per share to fund the Initial Protocol with Battelle Memorial Research Institute of Columbus, Ohio.

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

Results of Operations.
----------------------

          During the quarterly period ending September 30, 1998, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $0 and sustained a net loss of $97,800.

Liquidity.
----------

          During the quarterly period ended September 30, 1998, the Company had total expenses of $97,800, while receiving $0 in revenues.

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

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

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

        On October 14, 1998, 10,000 shares of "unregistered" and "restricted" common stock were issued to Tyler Zwick; and on October 18, 1998, 8,000 shares of "unregistered" and "restricted" common stock were issued to Robert J. Ganzhorn and Ruth B. Ganzhorn.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               10-SB-A1 Registration Statement.*

               Form 10-KSB Annual Report for the
               Fiscal Year ended December 31, 1997.*

          (b)  Reports on Form 8-K.

               8-K Current Report dated November 4, 1998 and filed
             with the Securities and Exchange Commission on November 10,
             1998.*

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SANGUINE CORPORATION



Date: 11/13/98                       By:/s/Thomas C. Drees
     --------------                     -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 11/13/98                       By:/s/Anthony G. Hargreaves
     --------------                     -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 11/16/98                       By:/s/David E. Nelson
     --------------                     -------------------------------------
                                        David E. Nelson
                                        CFO and Director