Form 10KSB
period 1998-12-31
SANGUINE CORP
filed 1999-04-15
CIK 926287

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 1998 -
$0

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 4, 1999 - $7,861.99. There are approximately 7,861,992 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

             (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          April 4, 1999

                            23,010,217


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          For a discussion of the business development of the Company from inception to the end of the calendar year ended December 31, 1997, see its Annual Report on Form 10-KSB for the calendar year ended December 31, 1997, filed on April 21, 1998, which is incorporated herein by this reference. See
Item 13 of this Report.

Business.
---------

          The Company, through its majority-owned subsidiary, Sanguine Corporation, a California corporation ("Sanguine California"), is engaged in the development of a synthetic red blood cell product called "PHER-O2." PHER-O2 is a second generation version of Fluosol, the only FDA-approved synthetic blood product to date. The development of this product presently comprises its sole business operations. PHER-O2 is composed of perfluoro-decalin molecules (i.e., synthetic red blood cells), purified water and a proprietary, synthetic, fluorinated surfactant to hold the emulsion together. Perfluoro-decalin has great oxygen-carrying capacity, yet its particle can be as much as 900 times smaller than a red blood cell. Management believes that PHER-O2 may carry three to four times the oxygen of human blood per unit volume. This increased oxygen-carrying capacity may make PHER-O2 useful in the treatment of heart attacks, strokes, cancer and other diseases for which increased oxygenation is beneficial. Furthermore, the Company believes that perfluoro-decalin may be effective as an imaging agent in X-ray imaging, nuclear magnetic resonance (NMR) imaging and CAT scans, without side effects. Management also believes that PHER-O2 has several other advantages over human blood: it may be sterilized to be free of disease; is believed to have the quality of a universal match for all blood types; may be mass-produced; and may be stored much longer than human blood.

          Battelle Memorial Institute was retained to assist the Company in completing the emulsion of perfluoro-decalin and the synthetic surfactants that make up PHER-O2. The Company needs to obtain substantial additional funding, as to which no assurance can be given. If the Company obtains such funding it is anticipated that on completion of the compounding of PHER-O2, Battelle Memorial Institute will perform initial gross animal tests, which do not require regulatory approval prior to commencement; however, the data gathered from any such tests will be subject to regulatory review in the future. The Company anticipates that it will manufacture experimental doses of PHER-O2 required to conduct gross animal testing.

          In its second phase of operations, management intends to continue developing the perfluorocarbon compounds in PHER-O2 in order to optimize its quality, and expects to begin animal safety and efficacy trials in accordance with guidelines of the United States Food and Drug Administration ("FDA") and comparable foreign regulatory requirements.

          In the final phase of the Company's proposed business operations, it intends to complete its United States testing of PHER-O2, receive all necessary FDA approvals and begin American and Canadian sales for cancer treatment and angioplasty; and complete overseas testing, begin overseas sales and begin the construction of manufacturing facilities. Sanguine California has previously licensed BioLogix to manufacture and market PHER-O2 in Canada, including any future Canadian patent rights, and the exclusive right to market PHER-O2 in U.S. military pre-hospital markets. In this final phase, the Company also intends to continue trials to test PHER-O2 for other applications, including transplant organ preservation and the treatment of carbon monoxide poisoning, sickle cell anemia, heart attack, stroke and transfusions. The Company will be required to conduct similar rigorous testing and clinical trials of PHER-O2 for each desired application for which it is sought to be used.

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

Principal Products or Services and their Markets.
-------------------------------------------------

          The Company has only one product, PHER-O2, which is still in the
research and development stage.   The Company's success hinges solely on the
success of this product, as to which no assurance can be given. PHER-O2 is made up of perfluoro-decalin (a type of perfluorocarbon that is harmless to humans and the atmosphere), purified water and a proprietary surfactant to hold the emulsion together. Perfluoro-decalin gives the product its oxygen carrying ability. The surfactant is non-toxic and, being fluorinated, helps increase PHER-O2's oxygen carrying capacity and emulsion stability. Sanguine believes that the unique chemical nature of PHER-O2 will make it ideal for many medical applications; each such application will be subject to the same types of rigorous testing, clinical trials and regulatory approval process.

          PHER-O2 is believed to have the following advantages over human blood:

          1. May carry three to four times the oxygen of human blood per unit;

          2.   Free of HIV, hepatitis and other blood-borne disease;

          3.   Universal match for all blood types;

          4.   May be mass-produced;

          5.   May have a three-year shelf life;

          6.   May be stored at room temperature;

          7.   Has controllable circulatory half-life; and

          8.   1/900th the size of a red blood cell.

          9. PHER-O2 is a second generation drug from Fluosol-DA, the only synthetic red blood cell approved by the Food and Drug Administration, which was done under Dr. Drees' management.

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

          Blood transfusion represents a vast market for synthetic blood. The limited supply of safe donated blood is the largest constraint on the number of transfusions given annually. If a safe blood substitute were widely available, more transfusions could be given to those who desperately need them.

          The Company hopes to fill this need with PHER-O2. The key ingredients in PHER-O2 are readily available in the U.S. from many manufacturers. When combined in the Company's proposed factory, using the Company's proprietary emulsion process, the result will be a plentiful alternative to donated human blood.

          Another disadvantage to the use of human blood in transfusions is the waiting period while the donor's blood is being matched to the recipient's. Because it is believed PHER-O2 does not need to be matched to the recipient's blood type, the use of PHER-O2 would eliminate this potentially fatal wait, and increase its use in ambulances.

          As HIV, hepatitis and other diseases have infected the world's blood supply, the need for an absolutely sterile blood product has become increasingly apparent. There is currently no 100 percent effective method for detecting blood-borne disease and sterilization of donated blood is not possible. In light of these facts, PHER-O2's potential sterility makes it especially attractive in comparison to donated blood.

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

          One of the Company's erstwhile competitors has obtained FDA approval for the use of a similar product in angioplasty, the treatment of blocked arteries with small inflated balloons. This application involves the injection of the blood substitute into the artery past the inflated balloon. As a result, the heart receives more oxygen, the treating physician can keep the balloon inflated longer and the angioplasty is more effective than it would otherwise be. This competitor has announced that it will no longer manufacture its product, leaving Sanguine well-positioned in this market segment. See the caption "Competition" of this Item.

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

          The treatment of head and neck tumors is another promising application for PHER-O2. Increased oxygenation of these tumors makes them more susceptible to the effects of radiation and chemotherapeutic drugs. Another potential benefit of PHER-O2, though little understood, is the ability of oxygen-rich blood to cause a tumor to produce hydrogen peroxide, which in turn tends to shrink the tumor.

          Finally, the perfluoro-decalin molecule in PHER-O2 works as a radiopaque agent in X-ray imaging and as a contrast agent in nuclear magnetic resonance (NMR) imaging and CAT scans. However, unlike many currently-available imaging agents, PHER-O2 has no known side effects.

Competition.
------------

          Several other companies, both domestic and foreign, are working to develop alternatives to human blood. They include: Alliance Pharmaceutical Corporation (San Diego, California); Baxter International (Deerfield, Illinois); Biopure Corporation (Boston, Massachusetts); and Northfield Labs (Chicago, Illinois). These competitors are involved in the development of a wide variety of human blood substitutes, including synthetic compounds, recycled human blood and recombinant hemoglobin. Neither the list of competitors nor the list of human blood substitutes is exhaustive. Furthermore, some of the Company's existing or potential competitors have significantly greater technical and financial resources than the Company and may be better able to develop, test, produce and market products. These competitors may develop products that are competitive with or better than the Company's product and that may render the Company's product obsolete. The Company can provide no assurance that it will be able to compete successfully.

Alliance, Baxter and Biopure have failed their United States and European human efficacy and clinical tests and also lost their strategic alliances with pharmaceutical companies Hoechst, Johnson and Johnson, Eli Lilly and Upjohn. Somatogen Corporation failed its clinical tests and was merged into Baxter. Competitors have been working on their products for periods ranging from thirty five to one hundred years. For those companies working with outdated human or cow's blood, there is a major shortage of raw material.

Sources and Availability of Raw Materials.
------------------------------------------

          The Company plans to purchase medical-grade perfluorocarbons and surfactants from reliable vendors and to emulsify these ingredients in its own facility. Air Products and Chemicals, Inc., DuPont, PCR, Inc. and BNFL Fluorochemicals, Ltd. are qualified medical grade perfluorocarbon vendors. Surfactants are available through numerous vendors. Because intravenous solutions plants are very expensive and FDA approval of such plants is a lengthy process, the Company intends to hire a third party to package the product in sterile plastic bags with intravenous sets attached. Abbott Laboratories, Baxter, McGaw, Fresenius and Kabi are a few of the companies with the qualifications and capacity to perform this function; however, the Company can provide no assurances that any of these ingredients or services will be available or that they will be available at prices that are low enough to make the Company's operations profitable.

          Most of the Company's potential competitors have a severe shortage of raw materials, namely the outdated human blood or cow's blood that is required to produce their products.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

          Assuming the Company's product is proven efficacious for one or more applications and receives requisite regulatory approval, the Company's success will depend in part on its ability to obtain patents, protect trade secrets and avoid infringing the proprietary rights of others. On September 28, 1992, Sanguine California filed a patent application for the PHER-O2 surfactant and micro-emulsion technology with the U.S. Patent Office and received patent pending status on the same date. The Company and Battelle Memorial Research Institute have developed eight other proprietary synthetic blood compounds using newly developed surfactants, for which the Company intends to file the necessary patent applications. However, the patent position of biotechnology companies in general is highly uncertain and involves complicated factual and legal questions. The Company can provide no assurance that it will receive a patent for PHER-O2 or any other property for which a patent is sought. Nor can the Company provide any assurance that any issued patents will give it any competitive advantage, that competitors' patents will not adversely affect the Company's business, or that competitors will not develop similar products that are beyond the scope of the Company's patents.

          On March 28, 1991, Sanguine California and BioLogix, entered into a 10-year License Agreement whereby Sanguine California granted to BioLogix certain license rights to manufacture and market PHER-O2 (the "License Agreement"). Under the License Agreement, as amended on September 28, 1991, Sanguine California granted to BioLogix the exclusive right to manufacture and market PHER-O2 in Canada, including any future Canadian patent rights, and the exclusive right to market PHER-O2 in U.S. military pre-hospital markets (i.e., non-hospital emergency markets such as ambulances, fire and rescue vehicles and out-patient clinics). The consideration for these rights was the payment by BioLogix to Sanguine California of $100,000. Since Sanguine California will not have FDA approval until at the least 2002, this License Agreement will lapse.

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

          On December 9, 1993, the Company entered into an Agreement with Battelle Memorial Institute, through its Battelle Columbus Operations (the "Battelle Agreement"), for research and development of the use of surfactants to form a stable microemulsion using the Company's perfluorocarbon for use as a blood substitute. Terms under the initial Battelle Agreement provided for the payment of $62,500 by the Company for these services, and an additional $162,500 under an extension dated April 7, 1994 (the "Battelle Extension"). The Company entered into an agreement with Battelle in June, 1998, for further research on PHER-02 for $300,000 of additional development. Battelle will continue development only after receipt of each of five payments of $60,000. The last payment was received November 2, 1998. Battelle is not conducting any research and development activities pending receipt of further funding. The Company retains all rights to any inventions discovered; Battelle is required to provide periodic reports to the Company and keep all information confidential; and either party may terminate the Battelle Agreement on fifteen days' written notice, and Battelle may terminate on ten days' written notice of default in any payment due from the Company, unless payment is received.
In the event of termination, Battelle is required to provide the Company with all reports, materials or other deliverable items available as of such date.

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

          Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In the first phase, the product is usually infused into a limited number of human subjects and will be tested for safety or adverse effects, dosage tolerance and pharmacokinetics (clinical pharmacology). The second phase involves studies in a somewhat larger patient population to identify possible adverse effects and safety risks and to begin gathering preliminary efficacy data. The third phase of trials will be undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. Although the Company believes its product is substantially different from other synthetic blood products, there can be no assurance that the Company will not encounter problems in clinical trials which will cause the Company to delay or suspend clinical trials.

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

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          Management believes all of the substances making up PHER-O2 are inert and non-toxic and that no toxic or hazardous materials will be byproducts of the manufacturing process of PHER-O2. PHER-O2 is totally inert. Accordingly, management does not believe the Company will have any material expenditures related to the cost of compliance with applicable environmental laws, rules or regulations.

Research and Development Expenses.
----------------------------------

          In calendar years 1996, 1997 and 1998, the Company, through its wholly-owned subsidiary, Sanguine Corporation, a California corporation ("Sanguine California"), expended a total of $370,451 on research and development. As neither the Company nor Sanguine California presently has any customers, none of the cost of these activities was borne directly by customers.

Number of Employees.
--------------------

          The Company presently has three employees, Dr. Drees, Mr. Nelson and and Mr. Hargreaves. Dr. Drees and Mr. Hargreaves are employed full time.
Once the development of PHER-O2 is completed and the Company commences initial animal testing and manufacturing of this product for these tests, additional employees will be required; the Company is unable to presently estimate the exact number of employees it may need for these services; however, see the caption "Plan of Operation."

Item 2.  Description of Property.
         ------------------------

          The Company leases approximately 970 square feet of office space located at 101 East Green Street, Suite 11, Pasadena California, 91105, at a base rent of $1600 per month.

Item 3.  Legal Proceedings.
         ------------------

         At a Special Meeting of the Company's Board of Directors, held January 28, 1998, a majority of the Company's directors resolved to retain counsel for the purpose of filing an action against Holomon J. Nicholas, II to recover damages for breach of contract, fraud, breach of fiduciary duties.

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

          On August 21, 1998, the parties executed a Settlement Stipulation providing for Mr. Nicholas to deliver endorsed Certificate No. 101967, representing 300,000 shares of the Company's common stock, for cancellation and re-issuance of the shares as follows: 100,000 shares to the Company and 200,000 shares to Mr. Nicholas. The Settlement Stipulation also required the Company to instruct its transfer agent to allow the transfer of Mr. Nicholas' shares without restriction, pursuant to the legal opinion of Mr. Nicholas' counsel.

          The terms of the Settlement Stipulation having been carried out, on April 15, 1999, the parties filed with the Court a Joint Motion to Dismiss the action. The parties expect that the Court will enter an Order thereon shortly after the date of filing of this Report.

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

          The range of high and low bid quotations for the Company's common stock during the each quarter of the year ended December 31, 1997 and each quarter of the calendar year ended December 31, 1998, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

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


March 31, 1997                          7/16                1/4

June 30, 1997                           3/8                 7/32

September 30, 1997                      13/32               3/16

December 31, 1997                       13/32               3/16

March 31, 1998                          17/32               1/8

June 30, 1998                           1-3/32              1/4

September 30, 1998                      3/4                 5/32

December 31, 1998                       11/32               5/32


          * The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any market that may develop in the shares of common stock of the Company.

Holders
-------

          The number of record holders of the Company's common stock as of March 24, 1999, was approximately 462.

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

Recent Sales of Unregistered Securities.
----------------------------------------

          On October 22, 1998, the Company issued 600,000 "unregistered" and "restricted" shares of its common stock to Sun Rise Financial, Inc., an unaffiliated entity, in consideration of $60,000. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with this transaction.

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

          Phase I (approximately one year): In the first six months, the Company plans to complete the development of perfluoro-decalin and the synthetic surfactants that make up PHER-O2, manufacture experimental doses and perform preliminary animal tests in accordance with FDA and overseas regulations. In the second six months, the Company intends to continue developing the perfluorocarbon compounds in PHER-O2 in order to produce optimal qualities and to conduct animal safety and efficacy trials in accordance with FDA and overseas requirements. During the course of Phase I, the Company estimates that its increased technical, administrative, sales/marketing and manufacturing requirements will necessitate the hiring of a few additional employees.

          Phase II (approximately one year): In the third year, the Company intends to prepare Investigational New Drug applications for FDA and European approval, conduct trials for cardioplegia, cancer treatment and cardiology treatment in the United States and conduct transfusion trials offshore. During this period, the Company also plans to submit license applications for transfusion with overseas authorities, begin production of PHER-O2 itself or with its subcontractors and submit a New Drug Application for PHER-O2 in the United States. During the course of Phase II, the Company estimates that it will need to hire a few additional employees.

          Phase III (approximately one year): In the third year, the Company plans to complete overseas testing of PHER-O2, begin sales in Europe and other overseas areas that may have approved PHER-O2 by this time and may begin construction of its facility for manufacturing, storing, inspecting and shipping PHER-O2. During the course of Phase III, the Company estimates that it will need to hire additional employees. During the third year, the Company plans to complete testing of PHER-O2 in the United States and receive all necessary FDA approvals and begin American and Canadian sales for cancer treatment and angioplasty. During this period, the Company also plans to complete construction of its manufacturing facility and continue trials of other PHER-O2 applications, including transplant organ preservation and treatment of carbon monoxide poisoning, sickle cell anemia, stroke and heart attack. During the course of the third year, Phase III, the Company estimates that it will need to hire additional employees.

          The foregoing cost estimates are based on the prior experiences of Dr. Thomas C. Drees, the Company's CEO, President and Chairman of the Board of Directors. Dr. Drees has more than 25 years' experience in the blood industry. See the caption "Business Experience" of Part I, Item 5.

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

Results of Operations.
----------------------

          Revenues for the calendar years ending December 31, 1998 and 1997, were $0 and $0, respectively.

          The Company realized a net loss from operations of $366,439 (a loss of $0.02 per share) during the calendar year ended December 31, 1998, and a net loss from operations of $166,212 (a loss of $0.01 per share) for the year ending December 31, 1997.

Liquidity.
----------

          During the calendar year ended December 31, 1998, the Company had expenses of $366,439, while receiving $0 in revenues; the Company received no revenues, and had total expenses of $166,212 during the calendar year ended December 31, 1997.

          The Company is currently unable to pay its debts as they become due. These debts include three notes payable, totaling approximately $135,450, which the Company is now unable to pay. The continuation of the Company's proposed business operations are subject to the ability of the Company to raise substantial additional funding, as to which no assurance can be given.

Year 2000
---------

          The use of computer programs that rely on two-digit date codes to perform computations or decision-making functions has become widespread. Many of these programs may fail as a result of their inability to properly interpret date codes beginning on January 1, 2000. For example, such programs may interpret the year code "00" as the year 1900, rather than 2000.

          The Company has ceased its research and development activities pending the receipt of the additional funding required by Battelle. At present, the Company's computer operations are limited to word processing, which is not believed to be highly susceptible to Year 2000 issues. However, the Company can provide no assurance that the systems of other entities such as banks and utilities will be modified on a timely basis, or that such an entity's failure to properly modify its systems will not have an adverse effect on the Company.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1998, and December 31, 1997

          Independent Auditors Report

          Balance Sheet - December 31, 1998 and 1997

          Statements of Operations Accumulated for the Period January 18, 1989 to December 31, 1998
          and the Years ended December 31, 1998, 1997
          and 1996

          Statements of Stockholders' Equity January 1,
          1990 to December 31, 1998

          Statements of Cash Flows Accumulated for the
          Period January 18, 1989 to December 31, 1998
          and the Years Ended December 31, 1998, 1997
          and 1996

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

Business Experience
-------------------

          Thomas C. Drees, Ph.D., MBA, CEO, President and Chairman of the Board of Directors. Dr. Drees, age 70, is the founder of Sanguine California. Dr. Drees was Vice President and General Manager of Abbott Scientific Products Division, collector of blood plasma derivatives and manufacturer of human blood derivatives from 1973 to 1978 From 1978 to 1984, he was the President and CEO of Alpha Therapeutics Corporation, a subsidiary of Green Cross Corporation of Japan and the developer of Fluosol DA 20, the only FDA-approved
synthetic blood product.   For 26 years, Dr. Drees has been involved at top
management levels with the collection, manufacture and marketing of human blood plasma derivatives. He has written many publications on the subject, including the widely-acclaimed book Blood Plasma: The Promise and the Politics, Ashley Books, New York, 1983.

          Anthony G. Hargreaves, Vice President, Secretary/Treasurer, and Director. Mr. Hargreaves is 71 years old. He is a former Royal Marine Officer with long experience in marketing, trust department banking (with Bank of America) and group insurance sales management (with the Connecticut General Life Insurance Company). His medical background includes service as General Manager of VK Limited in Pasadena, California, where Mr. Hargreaves helped secure funding for a wearable, continuously-operating artificial kidney machine. In the early 1980's, Mr. Hargreaves organized and scripted telemarketing sales of various products to retail stores throughout the United States.

          David E. Nelson, CPA, Chief Financial Officer and Director. Mr. Nelson, age 56, received a B.S. degree in accounting from the University of Utah in 1966. He has over 20 years' experience in operations, finance and regulatory compliance of stock brokerage firms. He is the past President of Covey & Company, Inc. Mr. Nelson has been a member of the NASD Board of Arbitrators, the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

          Edward L. Kunkel, Esq., Director. Mr. Kunkel is 52 years of age. He graduated with a Juris Doctor degree from the University of Southern California in 1973. From 1973 to 1978, he practiced law with the firm of Karns & Karabian in Los Angeles. From 1978 to the present, he has practiced educational law, real estate law and general business law in his own firm. Mr. Kunkel is a member of the State Bar of California, the Los Angeles County Bar Association and the National School Board Attorneys Association; he has been a licensed real estate broker since 1979.

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

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                                      SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                             Annual Compensation               Awards       Payouts

(a)          (b)        (c)        (d)        (e)        (f)          (g)  (h)        (i)
Name and     Year or                          Other      Restricted  Option\LTIP       All
Principal    Period     $          $          Annual     Stock        SAR's Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)   (#)   ($)      Compensa-
             December                         sation($)                              tion ($)
             31

Thomas C.      1997      (1)        -0-           -0-      -0-         -0-  -0-        -0-
Drees, Ph.D.   1998      (1)        -0-           -0-      -0-         -0-  -0-        -0-
MBA
CEO, President
and Chairman
of the Board
of Directors

Holomon J.     1997      $6,500     -0-           (2)      -0-         -0-  -0-        -0-
Nicholas, II   1998      $-0-       -0-           -0-      -0-         -0-  -0-        -0-
Former Pres.,
COO and Dir.

Anthony G.     1997       (1)       -0-           -0-      -0-         -0-  -0-        -0-
Hargreaves,    1998       (1)       -0-           -0-      -0-         -0-  -0-        -0-
Vice Pres.,
Sec./Treas.
and Director

David E.       1997      -0-        -0-           -0-      9,333(3)    -0-  -0-        -0-
Nelson, CPA    1998      -0-        -0-           -0-      -0-         -0-  -0-        -0-
CFO and
Director

Edward L.      1997      -0-        -0-           -0-      -0-         -0-  -0-        -0-
Kunkel, Esq.   1998      -0-        -0-           -0-      -0-         -0-  -0-        -0-
Director


(1) See the caption "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" of this Item.

(2) The Board of Directors of the Company unanimously resolved on November 13, 1995, to issue 200,000 "unregistered" and "restricted" shares of the Company's common stock to Mr. Nicholas if and when he was successful in raising at least $5,000,000 in funding for the Company in the 12 to 18 month period following the date of the resolution, and an additional 200,000 "unregistered" and "restricted" shares to be issued to Mr. Nicholas if and when he was successful in raising at least $10,000,000 in funding for the Company in the 12 to 18 month period following the date of the resolution, all on satisfactory terms to the Board of Directors of the Company. On September 24, 1996, the Board of Directors resolved to amend this resolution to increase the total number of shares to be issued to 500,000 "unregistered" and "restricted" shares, 250,000 shares upon satisfaction of the first contingency, and 250,000 shares upon satisfaction of the second. As of the date of this Report, 400,000 such shares have been issued to Mr. Nicholas, who has resigned as an executive officer and director of the Company as previously disclosed in this Report. These shares were the subject of the recently settled litigation filed by the Company against Mr. Nicholas. See the heading "Business" under the caption "Description of Business," Part I, Item 1, and the caption "Legal Proceedings," Part I, Item 3 of this Report.

(3) On November 21, 1997, the Board of Directors of the Company unanimously resolved to issue 100,000 "unregistered" and "restricted" shares of common stock to Mr. Nelson in consideration of services rendered, valued at a total of $9,333. See the heading "Business" Development" of the caption "Business," Part I, Item 1 of this Report.

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

Employment Contracts
--------------------

          On January 22, 1990, Sanguine California entered into two Employment Agreements, one with Dr. Thomas C. Drees for services as President, Chief Executive Officer and Chairman of the Board of Directors, and one with Anthony G. Hargreaves for services as Vice President, Secretary/Treasurer and Director (collectively, the "Employees"). The Employment Agreements provided for the employment of the Employees for seven years, commencing on January 22, 1990 (the "Employment Term").

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

          On September 24, 1996, the Board of Directors of the Company resolved to issue to Mr. Hargreaves 529,358 "unregistered" and "restricted" shares in consideration of services rendered over the previous six years. See
Item 1 of this Report and the Summary Compensation Table of this Item. As of December 31, 1998, a total of $428,000 in salaries had accrued to Messrs. Drees and Hargreaves pursuant to the above referenced Letter Agreement.

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

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

          None.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          During the month ended December 31, 1998, David E. Nelson, the Company's Chief Financial Officer, sold 20,000 shares of the Company's common stock in a market transaction. During the three month ended March 31, 1999, which are subsequent to the period covered by this Report, Mr. Nelson sold an additional 80,000 shares, also in market transaction. On or about April 6, 1999, Mr. Nelson filed with the Commission Form 4 Statements of Changes in Beneficial Ownership with respect to these transactions.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following tables set forth the shareholdings of the Company's directors and executive officers and those persons who own more than five percent of the Company's common stock as of April 4, 1999, with the computations being based upon 23,590,859 shares of common stock being outstanding. This figure takes into account the 23,010,217 presently outstanding shares of common stock; the 470,642 shares subject to an existing option held by Anthony G. Hargreaves (see footnote 2 below); the 10,000 shares subject to an existing option held by Edward L. Kunkel, Esq. (see footnote 3 below); and the 100,000 shares subject to an existing option held by Leonard W. Burningham, Esq. (see the financial statements hereto):


                     DIRECTORS AND EXECUTIVE OFFICERS


                                         Number of Shares        Percent
Name and Address                        Beneficially Owned       of Class
----------------                        ------------------       --------


Thomas C. Drees, Ph.D, MBA (1)               12,219,133            51.8%
101 East Green Street, #11
Pasadena, California  91105

Anthony G. Hargreaves (1)                     1,470,642(2)          6.2%
101 East Green Street, #11
Pasadena, California  91105

David E. Nelson, CPA(1)                             150             -0-
528 14th Avenue
Salt Lake City, Utah  84103

Edward L. Kunkel, Esq. (1)                       60,000 (3)         0.3%
39 East Union Street
Pasadena, California  91103                   __________            ______


All directors and officers as a group        13,849,925            58.7%
(4 persons)

          (1) See Part I, Item 5, below, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

          (2) Includes an option to acquire 470,642 shares of "unregistered" and "restricted" common stock of the Company at a price of $0.1275 per share, exercisable until September 22, 2001.

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

                         FIVE PERCENT STOCKHOLDERS


                                         Number of Shares         Percent
Name and Address                        Beneficially Owned       of Class
----------------                        ------------------       --------

Thomas C. Drees, Ph.D, MBA                  12,219,133            51.8%
101 East Green Street, #11
Pasadena, California  91105

A. Smith Associates(4)                       1,110,000             4.7%
455 East 500 South, #201
Salt Lake City, Utah  84111

A.K.S., Inc.(5)                                100,000             0.4%
455 East 500 South, #201
Salt Lake City, Utah  84111

Karl Smith                                     188,300             0.7%
455 East 500 South, #201
Salt Lake City, Utah 84111                     _______            ______

                                            13,617,433            57.6%


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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

          Current report on Form 8-K, dated November 3, 1998, filed November 10, 1998.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------


Annual Report on Form 10-KSB for the            Part I
calendar year ended December 31, 1997,
filed April 15, 1998**


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

                                       SANGUINE CORPORATION


Date: April 13, 1999                  By /s/ Thomas C. Drees
      --------------                    --------------------------------------
                                        Thomas C. Drees, Ph.D., MBA
                                        CEO, President and Chairman of the
                                        Board of Directors

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       SANGUINE CORPORATION

Date: April 13, 1999                 By /s/ Thomas C. Drees
      --------------                    -------------------------------------
                                         Thomas C. Drees, Ph.D., MBA
                                         CEO, President and Chairman of the
                                         Board of Directors


Date: April 13, 1999                 By /s/ Anthony G. Hargreaves
      --------------                    -------------------------------------
                                         Anthony G. Hargreaves, Vice
                                         President, Secretary/Treasurer and
                                         Director


Date: April 15, 1999                  By /s/ David E. Nelson
      --------------                     ------------------------------------
                                         David E. Nelson, CPA
                                         CFO and Director

                           SANGUINE CORPORATION
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS

                             December 31, 1998
                                     &
                             December 31, 1997

                          Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                        Salt Lake City, Utah 84111
                              (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.

                        Independent Auditors Report

Board of Directors
Sanguine Corporation
(A Development Stage Company)

I have audited the accompanying balance sheets of Sanguine Corporation, as of December 31, 1998 and 1997, and the related statements of operations, stockholders equity, and cash flows for the accumulated period of January 18, 1989 to December 31, 1998, and the years ended December 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Company s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Sanguine Corporation, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the accumulated period of January 18, 1989 to December 31, 1998, and the years ended December 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #10 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1998. These factors raise substantial doubt about the Company s ability to continue as a going concern. Management s plans in regard to these matters are also discussed in Note #10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schvaneveldt & Company
Salt Lake City, Utah
March 13, 1999

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                               Balance Sheet
                        December 31, 1998 and 1997
                                             1998      1997
                                  ASSETS
Current Assets
     Cash                                    $499      $     263

Property & Equipment
     Furniture                                 84          1,004

        TOTAL ASSETS                         $583      $   1,267

                    LIABILITIES & STOCKHOLDERS  EQUITY
Current Liabilities
     Accounts Payable                   $  14,154      $  35,562
     Accrued Salaries                     428,000        332,000
     Accrued Interest Payable              33,420         27,960
     Notes Payable                        135,450        103,700

          Total Current Liabilities       611,024        499,222

Stockholders  Equity
     Common Stock, Authorized:
       100,000 Shares at $0.001 Par Value:
       23,010,217 & 20,977,723 Shares
       Issued & Outstanding Respectively   23,010         20,977
     Paid In Capital (Quasi-Reorganized
       March 20, 1994 Deficit Retained
       Earnings of $2,423,964 Eliminated) 858,096        606,176
     Retained Earnings Deficit         (1,491,547)    (1,125,108)

         Total Stockholders  Equity    (  610,441)     ( 497,955)

          TOTAL LIABILITIES &
          STOCKHOLDERS  EQUITY         $      583      $   1,267

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                         Statements of Operations
     Accumulated for the Period January 18, 1989 to December 31, 1998
           and the Years Ended December 31, 1998, 1997 and 1996

                        Accumulated
                           January
                        18, 1989 to
                          December  December  December  December
                          31, 1998  31, 1998  31, 1997  31, 1996
Revenues
   Interest Income        $  4,842  $    -0-  $    -0-  $      3
   Sales Market Rights     150,000       -0-       -0-       -0-

          Total Revenues   154,842       -0-       -0-         3

Expenses
   Depreciation           $  4,525  $    920  $    920  $    920
   Research & Development  787,805   198,000    79,000    93,451
   Insurance                 3,428       467       672       515
   Office Expenses          81,938     9,585     8,987    15,035
   Auto Expenses            18,812       990     1,170     1,080
   Legal & Professional
   Fees                    122,164    30,550     9,773     8,932
   Rent                     84,440    17,596    16,000    14,622
   Interest Expenses        53,081    16,732    10,255     6,603
   Bad Debts                10,000       -0-    10,000       -0-
   Travel                   18,015       136       -0-     1,318
   Stock Transfer            4,529     1,770       618       882
   Consultant Fees         297,520    63,710     9,633    45,780
   Salaries & Wages         94,108    18,000    18,000    18,000
   Taxes & Licenses         23,296     1,167     1,184       381
   Finders Fees              7,825       -0-       -0-       -0-
   Promotions               34,903     6,816       -0-     2,500

         Total Expenses  1,646,389   366,439   166,212   210,019

     Net Profit (Loss)
     From Operations   ($1,491,547)($366,439)($166,212)($210,016)

     Profit (Loss)
     Per Share                     ($    .02) ($   .01)($    .01)

   Weighted Average Shares
     Outstanding                  21,943,900 20,877,723 19,946,773

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                     Statement of Stockholders  Equity
                   January 1, 1990 to December 31, 1998

                            Common    Shares   Paid In  Accumulated
                            Shares    Amount   Capital   Deficit
Balance, January 1, 1990
Retroactively Restated      1,428,364  $ 1,428  $2,423,214 ($2,464,642)

Balance, December 31, 1990  1,428,364    1,428   2,423,214 ( 2,464,642)

Net Profit Year Ended
December 31, 1991                                               73,917

Balance, December 31, 1991  1,428,364    1,428   2,423,214 ( 2,390,725)

Shares Issued for Services
$0.001 Per Share                2,720        2

Contributed Capital by Officer                         750

Net Loss Year Ended
December 31, 1992                                             ( 77,011)

Balance, December 31, 1992  1,431,084    1,430   2,423,964 ( 2,467,736)

Shares Issued to Acquire 94%
of Outstanding Shares of
Sanguine Corporation
(A California Corporation) 14,589,775   14,590               (  14,590)

Shares Issued for Cash
$.20 Per Share                500,000      500      99,500

Shares Issued for Cash
$1.00 Per Shares               10,000       10       9,990

Net Loss Year Ended
December 31, 1993                                             ( 92,895)

Balance, December 31, 1993 16,530,859   16,530   2,533,454  (2,575,221)

Quasi-Reorganization Restated
of Equity Accounts                              (2,423,964)  2,423,964

Cash Received of Exercise of
Option to Purchase Shares at
$.36 Per Share                175,000      175      62,825

Cash Received from Sale of
Stock at $.75 Per Share        16,000       16      11,984

Net Loss Year Ended
December 31, 1994                                             (230,779)

Balance, December 31, 1994 16,721,859   16,721     184,299    (382,036)

Shares Issued in Satisfaction
of Accounts Payable at
$0.17 Per Share               500,000      500      83,585

Shares Issued in Satisfaction
of Accounts Payable at
$.05 Per Shares               700,000      700      31,238

Shares Issued for Services
at $.125 Per Share          1,625,000    1,625     201,500

Shares Issued in Satisfaction
Notes Payable at $.75 Per
Share                          16,000       16      13,225

Net Loss Year Ended
December 31, 1995                                             (366,843)

Balance, December 31, 1995 19,562,859   19,562     513,847    (748,879)

Shares Issued for Cash
$0.25 Per Share                10,000       10       2,490

Shares Issue for Services
$0.001 Per Share              450,000      450

Shares issued in Satisfaction
of Accrued Expenses
$0.25 Per Share               125,506      126      31,251

Shares Issued In Satisfaction
of Services Rendered $0.001
Per Share                     529,358      529

Shares Issued in Satisfaction
of Accounts Payable $0.247
Per Share                     200,000      200      49,354

Rounding                                                      (      1)

Net Loss for Year Ended
December 31, 1996                                             (210,016)

Balance, December 31, 1996 20,877,723   20,877     596,942    (958,896)

Shares Issued for Services    100,000      100       9,234

Net Loss for Year Ended
December 31, 1997                                             (166,212)

Balance, December 31, 1997 20,977,723   20,977     606,176  (1,125,108)

Shares Issued for Services
$.025 Per Share                32,281       32       8,038

Shares Issued for Services
$0.25 Per Share                31,183       31       7,766

Shares Issued for Services
$0.25 Per Share                11,030       11       2,747

Shares Issued in Satisfaction
of Accounts Payable $0.21
Per Share                     240,000      240      52,887

Shares Issued for Cash $0.13
Per Share                       8,000        8       1,192

Shares Canceled              (100,000) (   100)        100

Share Issued for Services at
$0.10 Per Share               600,000      600      59,400

Shares Issued for Cash at
$0.10 Per Share                10,000       10         990

Shares Issued for Cash at
$0.10 Per Share             1,200,000    1,200     118,800

Rounding Adjustment                          1

Net Loss for Year Ended
December 31, 1998                                             (366,439)

Balance, December 31, 1998 23,010,217 $ 23,010  $  858,096 ($1,491,547)

                              SANGUINE CORPORATION
                         (A Development Stage Company)
                            Statements of Cash Flows
        Accumulated for the Period January 18, 1989 to December 31, 1998
              and the Years Ended December 31, 1998, 1997 and 1996
                                   Accumulated
                                    January
                                   18, 1989 to
                                   December     December  December  December
                                   31, 1998     31, 1998  31, 1997  31, 1996
Cash Flows from Operating Activities
 Net (Loss)                      ($1,491,547) ($366,439) ($166,212) ($210,016)
 Adjustments to Reconcile Net (Loss)
  to Net Cash:
  Rounding                              -0-   (       2)      -0-        -0-
  Depreciation                         4,525        920        920        920
  Non Cash Expense                   427,801     78,625     19,334     81,909
 Changes in Operating Assets &
 Liabilities:
  Increase (Decrease)Accounts Payable 14,154     31,722     10,189    ( 2,253)
  Increase in Interest Payable        33,420      5,460      5,460      4,500
  Increase in Accrued Salaries       428,000     96,000     96,000     96,000
     Net Cash Flows from
     Operating Activities           (583,647)  (153,714)  ( 34,309)  ( 28,940)

Cash Flows from Investing Activities
 Purchase of Equipment              (  4,609)      -0-        -0-        -0-

Cash Flows from Financing Activities
 (Decrease) Increase in Notes
 Payable                             135,450     31,750     33,900     26,400
 Sale of Common Stock                452,555    122,200       -0-       2,500
 Contributed Capital                     750       -0-        -0-        -0-
   Net Cash Flows from
   Financing Activities              588,755    153,950     33,900     28,900

     Increase (Decrease) in Cash         499        236   (    409)      ( 40)
     Cash at Beginning of Period        -0-         263        672        712
     Cash at End of Period          $    499   $    499   $    263   $    672

Disclosure for Cash Flows from
 Interest                           $ 53,081   $ 16,732   $ 10,255   $  6,602
 Taxes                                  -0-        -0-        -0-        -0-

Disclosures from Non Cash Transactions
 Operating Activities
 Payment of Accounts Payable        $   -0-    $ 49,930  $    -0-    $ 81,909
 Issued Shares for Services             -0-      78,625      9,333       -0-

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

                      Year of            Expiration
                         Loss    Amount      Date
                         1992  $  3,094      2007
                         1993   149,162      2008
                         1995   186,779      2009
                         1995   165,343      2010
                         1996   209,488      2011
                         1997   156,878      2012
                         1998   366,439      2013

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
                                        1998      1997      1996
Current Tax Asset Value of Net
Operating Loss Carryforwards at
Current Prevailing Federal
  Tax Rate                          $420,643  $296,053  $242,715
Evaluation Allowance                (420,643) (296,053) (242,715)

     Net Tax Assets                 $    -0-  $    -0-  $    -0-
     Current Income Tax Expense          -0-       -0-       -0-
     Deferred Income Tax Expense         -0-       -0-       -0-

NOTE #5- Notes Payable - Short Term

The Company has three notes payable to three entities.
                                                                   Amounts
                                                                1998      1997
     Note #1 to an individual, due on demand, interest at 10%
     per annum, with option to the holder to convert to 35,277
     shares of common stock to $0.4252 per share.            $ 15,000 $ 15,000

     Note #2 to a partnership, due on demand, but not later
     than August 10, 1994, at 12% per annum interest.          25,000   25,000

     Note #3 to an individual, (related party) due on demand,
     interest at 12% per annum.                                95,450   63,700

     Total Current Notes Payable                             $135,450 $103,700

NOTE #6 - Property & Equipment

The Company capitalized the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

Scheduled below are the assets, costs, lives, and accumulated depreciation at December 31, 1998 and 1997.
             December 31,                   Depreciation         Accumulated
            1998    1997                      Expense            Depreciation
Assets      Cost    Cost      Life   1998    1997   1998    1997
Furniture        $ 4,609  $  4,609      5  $  920  $ 920  $4,525   $   3,605

NOTE #7 - Stock Option

The Company has set aside 1,500,000 shares of its common stock options at a price not to exceed $5.00 per share. The Corporation has issued 893,449 warrants as follows:

     587,715 at $0.8504 per share.
     305,734 at $0.4252 per share.

The exercise period of warrants issued expired in August 1998 with no warrants being exercised.

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

On November 10, 1995, the Company issued an option to its legal counsel for 200,000 shares at $.25 per share for a period of five years. In 1996 and 1998 counsel exercised its option to purchase the 200,000 shares at $0.25 per share.

On September 23, 1998, the Company issued an option to its legal counsel for 100,000 shares at $0.25 per share for a period of three years from the date of the grant.

NOTE #8 - Refundable Commitment Fee

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

NOTE #9 - Lease Commitment

The Company had a one year lease on its office facilities in California for the period March 1, 1994 to March 1, 1995 at a total cost of $15,696. The Company continues to rent the office space at the monthly rate of $1,600 on a month to month basis.

NOTE #10 - Going Concern

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

NOTE #11 - Minority Interest

Sanguine Corporation (California) had a total of 6,586,800 shares of its common stock issued and outstanding. Pursuant to the Agreement and Plan of Reorganization, Sanguine Corporation (Nevada) acquired 6,200,000 of the issued and outstanding shares. The resulting 386,800 shares of minority interest in the California Corporation represents approximately six percent (6%) of the Company's outstanding stock. No provision for minority interest has been made on the financial statements because of the losses incurred in the presented periods and the deficit stockholder's equity.

NOTE #12 - Employment Agreement

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

NOTE #13 - Non Cash Investing & Financing Activities

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

In 1997, the Company issued 100,000 shares of its common stock for services rendered to the Company valued at $9,334.00.

In 1998, the Company issued 674,494 shares of its common stock for services valued at $78,625. The Company issued 240,000 shares of its common stock for satisfaction of accounts payable valued at $49,930.