Form 10QSB
period 1999-03-31
SANGUINE CORP
filed 1999-05-14
CIK 926287

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                               March 31, 1999

                                23,062,994
                                ----------


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

                           SANGUINE CORPORATION

                           FINANCIAL STATEMENTS

                       March 31, 1999 (Unaudited) &
                             December 31, 1998

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                               Balance Sheet
                    March 31, 1999 & December 31, 1998
                                               1999      1998
                                  ASSETS
Current Assets
     Cash                                   $   6,265     $      499

Property & Equipment
     Furniture                                    -0-             84

               TOTAL ASSETS                 $   6,265     $      583

                    LIABILITIES & STOCKHOLDERS  EQUITY

Current Liabilities

     Accounts Payable                       $  21,942     $   14,154
     Accrued Salaries                         452,000        428,000
     Accrued Interest Payable                  34,785         33,420
     Notes Payable                            142,654        135,450

               Total Current Liabilities      651,381        611,024

Stockholders  Equity

     Common Stock, Authorized:
          100,000 Shares at $0.001 Par Value:
          23,062,994 & 23,010,217 Shares
          Issued & Outstanding Respectively   23,063         23,010
     Paid In Capital (Quasi-Reorganized
          March 20, 1994 Deficit Retained
          Earnings of $2,423,964 Eliminated) 867,543        858,096
     Retained Earnings Deficit            (1,535,722)    (1,491,547)

               Total Stockholders  Equity  ( 645,116)     ( 610,441)

               TOTAL LIABILITIES &
               STOCKHOLDERS  EQUITY        $   6,265      $    583

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                         Statements of Operations
      For the Period January 1, 1999 to March 31, 1999 (Unaudited) &
               January 1, 1998 to March 31, 1998 (Unaudited)
                                          1999            1998
Revenues

     Interest Income                    $    -0-       $     -0-

               Total Revenues                -0-             -0-

Expenses

     Research & Development             $  19,500      $  19,500
     Salaries                               4,500          4,500
     Office Expense                         1,973          1,710
     Auto Expenses                            270            270
     Legal & Professional Fees              7,867            646
     Rent                                   4,799          4,799
     Interest Expense                       4,882          3,756
     Stock Transfer                           300             25
     Tax & License                            -0-          1,215
     Depreciation                              84            230

               Total Expenses              44,175         36,651

               Loss for Period          ($ 44,175)     ($ 36,651)

               Profit (Loss) Per Share       (.00)          (.00)

          Weighted Average Shares
          Outstanding                  23,027,809     20,993,863

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                    Statements of Cash Flows Unaudited
      For the Periods January 1, 1999 to March 31, 1999 Unaudited and
                January 1, 1998 to March 31, 1998 Unaudited
                                                 March     March
                                              31, 1999  31, 1998
Cash Flows from Operating Activities

   Net (Loss)                                 ($44,175) ($36,651)
   Depreciation                                     84       230
   Rounding                                          2       -0-
   Changes in Operating Assets & Liabilities:
     Increase (Decrease)Accounts Payable         7,788       590
     Increase in Interest Payable                1,365     1,365
     Increase in Accrued Salaries               24,000    24,000

       Net Cash Flows from
       Operating Activities                   ( 10,936) ( 10,466)

Cash Flows from Investing Activities               -0-       -0-

Cash Flows from Financing Activities

   Sale of Common Stock                          9,500       -0-
   Increase in Notes Payable                     7,204    10,700

       Net Cash Flows Provided by
       Financing Activities                     16,704    10,700

       Increase (Decrease) in Cash               5,768       234

       Cash at Beginning of Period                 497       263

       Cash at End of Period                  $  6,265  $    497

Disclosure for Cash Flows from:

   Interest                                   $  4,882  $  3,756
   Taxes                                           -0-       -0-

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

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company s 1998 10-K report.

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

          Battelle is not conducting any research and development activities pending receipt of further funding from the Company. It is anticipated that continued research and development of PHER-O2 will depend upon the Company's ability to obtain substantial additional equity or debt funding, as to which no assurance can be given. See the captions "Business Development," "Future Capital Requirements; Uncertainty of Future Funding" and "Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts" of the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1998, which has previously been filed with the Securities and Exchange Commission.

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

Results of Operations.
----------------------

          During the quarterly period ending March 31, 1999, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $0 and sustained a net loss of $44,175.

Liquidity.
----------

          During the quarterly period ended March 31, 1999, the Company had total expenses of $44,175, while receiving $0 in revenues.

Year 2000
---------

          The use of computer programs that rely on two-digit date codes to perform computations or decision-making functions has become widespread. Many of these programs may fail as a result of their inability to properly interpret date codes beginning on January 1, 2000. For example, such programs may interpret the year code "00" as the year 1900 rather than 2000.

          The Company has ceased its research and development activities pending the receipt of the additional funding required by Battelle. At present, the Company's computer operations are limited to word processing, which is not highly susceptible to Year 2000 issues. However, the Company can provide no assurance that the systems of other entities such as banks and utilities will be modified on a timely basis, or that such an entity's failure to properly modify its systems will not have an adverse effect on the Company.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          There have been no material changes in the pending litigation with
H. J. Nicholas, Utah Third District Court Case No. 980901388, as described in
Part I, Item 3, of the Company's Annual Report on 10-KSB for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission on April 15, 1999. See the Exhibit Index, Item 6 of this Report.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               10-SB-A1 Registration Statement.*

               Form 10-KSB Annual Report for the
               Fiscal Year ended December 31, 1998.*

          (b)  Reports on Form 8-K.

               None.

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SANGUINE CORPORATION



Date:                                By:
     --------------                     -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date:                                By:
     --------------                     -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        and Director


Date:                                By:
     --------------                     -------------------------------------
                                        David E. Nelson
                                        CFO and Director