Form 10QSB
period 1999-06-30
SANGUINE CORP
filed 1999-08-16
CIK 926287

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                               June 30, 1999

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

                           Sanguine Corporation
                       (A Development Stage Company)

                           Financial Statements

                               June 30, 1999

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                               Balance Sheet
                June 30, 1999 Unaudited & December 31, 1998
                                                     June    December
                                                   30, 1999  31, 1998
      Assets
Current Assets
  Cash                                            $     681  $     499

Property & Equipment
  Furniture                                             -0-         84

      Total Assets                                 $    681  $     583

     Liabilities & Stockholders  Equity

Current Liabilities
  Accounts Payable                                 $ 47,192  $  14,154
  Accrued Salaries                                  476,000    428,000
  Accrued Interest Payable                           36,150     33,420
  Notes Payable                                     149,546    135,450

      Total Current Liabilities                     708,888    611,024

Stockholders  Equity
  Common Stock, Authorized:
   100,000,000 Shares at $0.001 Par Value:
   23,062,994 & 23,010,217 Shares Issued
   & Outstanding Respectively                        23,072     23,010
  Paid In Capital                                   867,534    858,096
  Retained Earnings Deficit                      (1,598,813)(1,491,547)

      Total Stockholders  Equity                   (708,207)  (610,441)

      Total Liabilities &
      Stockholders  Equity                         $    681   $    583

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                    Statements of Operations Unaudited
               For the Period April 1, 1999 to June 30, 1999
               and the Period April 1, 1998 to June 30, 1998
              and the Period January 1, 1999 to June 30, 1999
              and the Period January 1, 1998 to June 30, 1998
                                  April     April   January   January
                                1, 1999   1, 1998   1, 1999   1, 1998
                                to June   to June   to June   to June
                               30, 1999  30, 1998  30, 1999  30, 1998
Revenues                       $    -0-  $    -0-  $    -0-  $    -0-

     Total Revenues                 -0-       -0-       -0-       -0-

Expenses
  Promotion                       4,226     3,710     4,226     3,710
  Depreciation                      -0-       230        84       460
  Research & Development         19,500    79,500    39,000    99,000
  Office Expense                  3,843     1,961     5,816     4,885
  Auto Expense                    4,660       180     4,930       450
  Salaries                        4,500     4,500     9,000     9,000
  Legal & Professional Fees       2,964    22,845    10,831    23,491
  Rent                            1,390     4,799     6,189     9,598
  Interest Expense                5,074     4,145     9,956     7,901
  Stock Transfer                    -0-       472       300       496
  Tax & License                   1,600     1,097     1,600     1,097
  Travel                          2,710       -0-     2,710       -0-
  Insurance                      12,624       -0-    12,624       -0-

     Total Expenses              63,091   123,439   107,266   160,088

     Loss for Period           ($63,091)($123,439)($107,266)($160,088)

     Profit (Loss) Per Share   ($   .00) ($   .01) ($   .00) ($   .01)

   Weighted Average Shares
   Outstanding               23,062,994 21,134,970 23,062,994 21,134,970

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                    Statements of Cash Flows Unaudited
           For the Periods January 1, 1999 to June 30, 1999 and
                     January 1, 1998 to June 30, 1998
                                                     June      June
                                                   30, 1999  30, 1998
Cash Flows from Operating Activities
 Net (Loss)                                       ($107,266)($160,088)
 Adjustments to Reconcile Net Loss to Net
  Cash Used by Operations:
   Depreciation                                          84       460
 Changes in Operating Assets & Liabilities:
  (Decrease) Increase in Accounts Payable            33,038  (  4,480)
  Increase in Interest Payable                        2,730     2,730
  Increase in Accrued Salaries                       48,000    48,000

      Net Cash Flows from
      Operating Activities                         ( 23,414) (113,378)

Cash Flows from Investing Activities

      Net Cash Used by
      Investing Activities                              -0-       -0-

Cash Flows from Financing Activities
 Increase in Investor Deposit                           -0-    60,000
 Increase in Notes Payable                           14,096    16,000
 Sale of Common Stock                                 9,500    42,033

      Net Cash Flows Provided by
      Financing Activities                           23,596   118,033

      Increase (Decrease) in Cash                       182     4,655

      Cash at Beginning of Period                       499       263

      Cash at End of Period                        $    681  $  4,918

Disclosure for Cash Flows from:
 Interest                                          $  9,956  $  7,901
 Taxes                                                 -0-       -0-

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

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 10-K report.

NOTE #2 - Current Events

The Company issued 52,777 shares for working capital of $9,500 during the six months ended June 30, 1999.

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

Results of Operations.
----------------------

          During the quarterly period ending June 30, 1999, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $0 and sustained a net loss of ($63,091).

Liquidity.
----------

          During the quarterly period ended June 30, 1999, the Company had total expenses of $63,091, while receiving $0 in revenues.

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

                                      SANGUINE CORPORATION



Date: 8/13/99                        By:/s/Thomas C. Drees
     --------------                     -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 8/13/99                        By:/s/Anthony G. Hargreaves
     --------------                     -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 8/16/99                        By:/s/David E. Nelson
     --------------                     -------------------------------------
                                        David E. Nelson
                                        CFO and Director