Form 10QSB
period 1999-09-30
SANGUINE CORP
filed 1999-11-09
CIK 926287

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

                               September 30, 1999

                                23,162,994
                                ----------


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

                           Sanguine Corporation
                       (A Development Stage Company)

                           Financial Statements

                            September 30, 1999

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                               Balance Sheet
             September 30, 1999 Unaudited & December 31, 1998
                                                  September       December
                                                   30, 1999       31, 1998
                                  ASSETS
Current Assets
     Cash                                           $    996       $   499

Property & Equipment
     Furniture                                           -0-            84

                    TOTAL ASSETS                    $    996       $   583

                    LIABILITIES & STOCKHOLDERS  EQUITY
Current Liabilities
     Accounts Payable                               $ 66,379       $ 14,154
     Accrued Salaries                                500,000        428,000
     Accrued Interest Payable                         37,515         33,420
     Notes Payable                                   160,806        135,450

                    Total Current Liabilities        764,700        611,024

Stockholders  Equity
     Common Stock, Authorized:
          100,000,000 Shares at $0.001 Par Value:
          23,162,994 & 23,010,217 Shares
          Issued & Outstanding Respectively           23,162         23,010
     Paid In Capital (Quasi-Reorganized
          March 20, 1994 Deficit Retained
          Earnings of $2,423,964 Eliminated)         877,444        858,096
     Retained Earnings Deficit                    (1,664,310)    (1,491,547)

                    Total Stockholders  Equity     ( 763,704)     ( 610,441)

                    TOTAL LIABILITIES &
                    STOCKHOLDERS  EQUITY           $     996      $     583

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                         Statements of Operations
        For the Period July 1, 1999 to September 30, 1999 Unaudited
        and the Period July 1, 1998 to September 30, 1998 Unaudited
      and the Period January 1, 1999 to September 30, 1999 Unaudited
      and the Period January 1, 1998 to September 30, 1998 Unaudited
                                 July      July        January      January
                             1, 1999 to  1, 1998 to  1, 1999 to     1, 1998 to
                              September  September    September      September
                              30, 1999    30, 1998    30, 1999       30, 1998
Revenues
     Interest Income          $    -0-     $   -0-    $    -0-    $   -0-
        Total Revenues             -0-         -0-         -0-        -0-

Expenses
     Promotion                  12,965         -0-      17,191        -0-
     Depreciation                  -0-         230          84        690
     Salaries                    4,500       4,500      13,500     13,500
     Research & Development     19,500      19,500      58,500    118,500
     Office Expense              4,193       3,148      12,724      7,752
     Auto Expense                2,905         270       7,836        720
     Legal & Professional Fees   6,616       2,510      17,447     26,001
     Rent                        3,155       3,199       9,344     12,797
     Interest Expense            5,425       4,301      15,382     12,202
     Stock Transfer                -0-          25         300        522
     Consultant Fees               -0-      60,000         -0-     63,710
     Tax & License                  80          70       1,673      1,168
     Insurance                   6,158          47      18,782        327
        Total Expenses          65,497      97,800     172,763    257,889

        Loss for Period      ($ 65,497)  ($ 97,800) ($ 172,763) ($257,889)
        Profit (Loss) Per Share ($0.00)     ($0.00)     ($0.01)    ($0.01)

        Weighted Average Shares
        Outstanding         23,067,994  22,408,217  23,067,994 22,408,217

                           SANGUINE CORPORATION
                       (A Development Stage Company)
                    Statements of Cash Flows Unaudited
    For the Periods January 1, 1999 to September 30, 1999 Unaudited and
              January 1, 1998 to September 30, 1998 Unaudited
                                                   September September
                                                   30, 1999  30, 1998
Cash Flows from Operating Activities
 Net (Loss)                                       ($172,763)($257,889)
 Adjustments to Reconcile Net Loss to Net
  Cash Used by Operations:
   Depreciation                                          84       690
   Non-Cash Expenses                                    -0-    60,000
 Changes in Operating Assets & Liabilities:
  (Decrease) Increase in Accounts Payable            62,225  (  4,830)
  Increase in Interest Payable                        4,095     4,095
  Increase in Accrued Salaries                       72,000    72,000

      Net Cash Flows from Operating Activities     ( 34,359) (125,934)

Cash Flows from Investing Activities                    -0-       -0-

      Net Cash Used by Investing Activities             -0-       -0-

Cash Flows from Financing Activities
 Increase in Notes Payable                           25,356    21,950
 Sale of Common Stock                                 9,500   104,433

      Net Cash Flows Provided by
      Financing Activities                           34,856   126,383

      Increase (Decrease) in Cash                       497       449

      Cash at Beginning of Period                       499       263

      Cash at End of Period                        $    996  $    712

Disclosure for Cash Flows from:
 Interest                                          $ 15,382  $ 12,202
 Taxes                                                  -0-       -0-
Non-Cash Expenses
 Issued 600,000 Shares at $0.10 Per Share For
   Services                                                    60,000
 Issued 100,000 Shares at $0.10 Per Share for
   Satisfaction of Accounts Payable                  10,000

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

Results of Operations.
----------------------

          During the quarterly period ending September 30, 1999, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $0 and sustained a net loss of ($65,497).

Liquidity.
----------

          During the quarterly period ended September 30, 1999, the Company had total expenses of $65,497, while receiving $0 in revenues.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          On April 15, 1999, the parties filed a Joint Motion to Dismiss the litigation with H. J. Nicholas, Utah Third District Court Case No. 980901388, on the terms described in Part I, Item 3, of the Company's Annual Report on 10-KSB for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission on April 15, 1999. See the Exhibit Index,
Item 6 of this Report.  The Court entered its Order of Dismissal on April 15,
1999.

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

                                      SANGUINE CORPORATION



Date: 11/5/99                        By:/s/Thomas C. Drees
     --------------                     -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 11/5/99                        By:/s/Anthony G. Hargreaves
     --------------                     -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 11/9/99                        By:/s/David E. Nelson
     --------------                     -------------------------------------
                                        David E. Nelson
                                        CFO and Director