Form 10KSB
period 1999-12-31
SANGUINE CORP
filed 2000-04-14
CIK 926287

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 1999 -
$0

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 6, 1999 - $11,748,781. There are approximately 9,893,711 shares of common voting stock of the Registrant held by non-affiliates. This valuation is based upon the average bid prices on April 6, 2000, for the common stock of the Registrant on the OTC Bulletin Board of the NASD.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              April 6, 1999

                               23,162,994

                   DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          For a discussion of the business development of Sanguine Corporation ("Sanguine" or the "Company") from inception to the end of the calendar year ended December 31, 1998, see its Annual Report on Form 10-KSB for the calendar year ended December 31, 1998, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by this reference. See Part III, Item 13.

          There were no material developments during the year ended December 31, 1999. The Company's only operations were the continuation of research and development of PHER-O2, its only product, as outlined below under the heading "Business." The Company had no revenues.

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

          Battelle Memorial Institute has been retained to assist the Company in completing the emulsion of perfluoro-decalin and the synthetic surfactants that make up PHER-O2. The Company needs to obtain substantial additional funding for its intended business operations, as to which no assurance can be given. If the Company obtains such funding, it is anticipated that on completion of the compounding of PHER-O2, Battelle Memorial Institute will perform initial gross animal tests, which do not require regulatory approval prior to commencement; however, the data gathered from any such tests will be subject to regulatory review in the future. The Company anticipates that it will manufacture the experimental doses of PHER-O2 required to conduct gross animal testing.

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

          1. May carry three to four times the oxygen of human blood per unit/volume;

          2.   Free of HIV, hepatitis and other blood-borne disease;

          3.   Universal match for all blood types;

          4.   May be mass-produced;

          5.   May have a three-year shelf life;

          6.   May be stored at room temperature;

          7.   Has controllable circulatory half-life; and

          8.   May be 1/900th the size of a red blood cell.

          9. PHER-O2 is a second generation drug from Fluosol-DA, the only synthetic red blood cell approved by the Food and Drug Administration, which was completed under the management of Thomas C. Drees, Ph.D., the President of Sanguine.

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

          One of the Company's competitors has obtained FDA approval for the use of a similar product in angioplasty, the treatment of blocked arteries with small inflated balloons. This application involves the injection of the blood substitute into the artery past the inflated balloon. As a result, the heart receives more oxygen, the treating physician can keep the balloon inflated longer and the angioplasty is more effective than it would otherwise be. This competitor has announced that it will no longer manufacture its product, leaving Sanguine well-positioned in this market segment. See the caption "Competition" of this Item.

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

Sources and Availability of Raw Materials.
------------------------------------------

          The Company plans to purchase medical-grade perfluorocarbons and surfactants from reliable vendors and to emulsify these ingredients in its own facilities, depending upon funding. Air Products and Chemicals, Inc., DuPont, PCR, Inc. and BNFL Fluorochemicals, Ltd. are qualified medical grade perfluorocarbon vendors. Surfactants are available through numerous vendors. Because intravenous solutions plants are very expensive and FDA approval of such plants is a lengthy process, the Company intends to hire a third party to package the product in sterile plastic bags with intravenous sets attached. Abbott Laboratories, Baxter, McGaw, Fresenius and Kabi are a few of the companies with the qualifications and capacity to perform this function; however, the Company can provide no assurances that any of these ingredients or services will be available or that they will be available at prices that are low enough to make the Company's operations profitable.

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

          Copies of the License Agreement and the Amended License Agreement were previously filed with the Securities and Exchange Commission as exhibits to the Company's Form 10-SB Registration Statement and is incorporated herein by reference. See Part III, Item 13.

          On December 9, 1993, the Company entered into an Agreement with Battelle Memorial Institute, through its Battelle Columbus Operations (the "Battelle Agreement"), for research and development of the use of surfactants to form a stable microemulsion using the Company's perfluorocarbon for use as a blood substitute. Terms under the initial Battelle Agreement provided for the payment of $62,500 by the Company for these services, and an additional $162,500 under an extension dated April 7, 1994 (the "Battelle Extension"). The Company entered into an agreement with Battelle in June, 1998 (the Battelle 1998 Agreement"), for further research on PHER-02 for $300,000 of additional development. The Company retains all rights to any inventions discovered; Battelle is required to provide periodic reports to the Company and keep all information confidential; either party may terminate the Battelle Agreement on fifteen days' written notice; and Battelle may terminate on ten days' written notice of default in any payment due from the Company, unless payment is received. In the event of termination, Battelle is required to provide the Company with all reports, materials or other deliverable items available as of such date.

          The Battelle Agreement and the Battelle Extension were previously filed with the Securities and Exchange Commission as exhibits to the Company's Form 10-SB Registration Statement and is incorporated herein by reference.
See Part III, Item 13. A copy of the Battelle 1998 Agreement is attached hereto and incorporated herein by reference. See Part III, Item 13.

          Continued research and development of PHER-O2 will depend upon the Company's receipt of substantial additional debt or equity funding, as to which no assurance can be given.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

          FDA and comparable foreign agencies require laboratory testing, clinical testing and other costly and time-consuming procedures before biomedical products such as PHER-O2 can be marketed. To date, the Company has not begun any of these procedures. The Company's plan for obtaining FDA and overseas approval of PHER-O2 is set forth under the heading "Plan of Operation" of Part II, Item 6.

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

Research and Development Expenses.
----------------------------------

          In calendar years ended 1998 and 1999, the Company, through its wholly-owned subsidiary, Sanguine California, expended a total of approximately $276,000 on research and development, $78,000 in 1999 and $198,000 in 1998. As neither the Company nor Sanguine California presently has any customers, none of the cost of these activities was borne directly by customers.

Number of Employees.
--------------------

          The Company presently has three employees, Thomas C. Drees, Ph.D., David E. Nelson and Anthony G. Hargreaves. Dr. Drees and Mr. Hargreaves are employed full time. Once the development of PHER-O2 is completed and the Company commences initial animal testing and manufacturing of this product for these tests, additional employees will be required; the Company is unable to presently estimate the exact number of employees it may need for these services; however, see the heading "Plan of Operation" of Part II, Item 6.

Item 2.  Description of Property.
         ------------------------

          The Company leases approximately 970 square feet of office space located at 101 East Green Street, Suite 11, Pasadena California, 91105, at a base rent of $1,647 per month.

Item 3.  Legal Proceedings.
         ------------------

          Neither the Company nor any member of management is party to any material legal proceeding that, if the subject of an adverse ruling, would have any material effect on the Company or its financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          None; not applicable.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

          Until the quarter ended June 30, 1994, and for at least five years previously, there had been no "public market" for the shares of common stock of the Company. The Company's common stock commenced to trade on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in the second quarter of 1994; however, there has been no "established trading market" in these shares of common stock.

          The range of high and low bid quotations for the Company's common stock during the each quarter of the year ended December 31, 1998 and each quarter of the calendar year ended December 31, 1999, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


March 31, 1999                          $.16                $.10

June 30, 1999                           $.11                $.08

September 30, 1999                      $.09                $.07

December 31, 1999                       $.50                $.09

March 31, 1998                          $.5312              $.125

June 30, 1998                          $1.0937              $.25

September 30, 1998                      $.75                $.1562

December 31, 1998                       $.3437              $.1562


          * The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and others may have an adverse effect on any market that may develop in the shares of common stock of the Company.
             See the heading " Recent Sales of Unregistered Securities,"
               below.

Recent Sales of Unregistered Securities.
----------------------------------------

          The following "restricted securities" of the Company were sold during the past two calendar years:

Number of Shares                   Date                Consideration
----------------                   ------                   -------------
     66,494                        08/98                       $ *
    240,000                        08/98                       $ 53,127
  1,216,000                        09/98                       $124,000
    600,000                   10/98                       $ 60,000
     18,000                        11/98                       $  3,240
     52,777                        04/99                       $  9,499

               * Various prices from $0.10 to $0.25 per share in cash and/or services (See the Statements of Stockholders' Equity in the financial statements of the Company accompanying this Report, Part II, Item 7).

          All of these securities were issued to persons who were either "accredited investors," or "sophisticated investors," who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in the Company; and each had prior access to all material information regarding the Company. The offer and sale of these securities was believed to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission; and from various similar state exemptions.

          Sales of "restricted securities" by members of management and others could have an adverse effect on any public market for the common stock of the Company. With the exception of the shares of "restricted securities" issued as outlined above in 1999, all of the remaining 14,500,010 outstanding shares of the Company's common stock that are designated as "restricted securities" have been held for a sufficient period of time for resale under Rule 144 of the Securities and Exchange Commission, subject to volume limitations of subparagraph (e) of this Rule.

Holders.
--------

          The number of record holders of the Company's common stock as of April 6, 2000, was approximately 469.

Dividends.
----------

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          The Company has not commenced planned principal operations, and has made little progress since the end of fiscal 1998.

          The Company's proposed Plan of Operation is composed of three "phases," each of which coincides with a specific milestone in the process of developing PHER-O2. These phases (which will begin subject to available funding), and the projected cost of each phase, are as follows:

          Phase I (approximately one year): In the first six months, the Company plans to complete the development of perfluoro-decalin and the synthetic surfactants that make up PHER-O2, manufacture experimental doses and perform preliminary animal tests in accordance with FDA and overseas regulations. In the second six months, the Company intends to continue developing the perfluorocarbon compounds in PHER-O2 in order to produce optimal qualities and to conduct animal safety and efficacy trials in accordance with FDA and overseas requirements. During the course of Phase I, the Company estimates that its increased technical, administrative, sales/marketing and manufacturing requirements will necessitate the hiring of a few additional employees. Estimated cost is $1,500,000.

          Phase II (approximately one year): In the third year, the Company intends to prepare Investigational New Drug applications for FDA and European approval, conduct trials for cardioplegia, cancer treatment and cardiology treatment in the United States and conduct transfusion trials offshore. During this period, the Company also plans to submit license applications for transfusion with overseas authorities, begin production of PHER-O2 itself or with its subcontractors and submit a New Drug Application for PHER-O2 in the United States. During the course of Phase II, the Company estimates that it will need to hire a few additional employees. Estimated cost is $3,500,000.

          Phase III (approximately one year): In the third year, the Company plans to complete overseas testing of PHER-O2, begin sales in Europe and other overseas areas that may have approved PHER-O2 by this time and may begin construction of its facility for manufacturing, storing, inspecting and shipping PHER-O2. During the course of Phase III, the Company estimates that it will need to hire additional employees. During the third year, the Company plans to complete testing of PHER-O2 in the United States and receive all necessary FDA approvals and begin American and Canadian sales for cancer treatment and angioplasty. During this period, the Company also plans to complete construction of its manufacturing facility and continue trials of other PHER-O2 applications, including transplant organ preservation and treatment of carbon monoxide poisoning, sickle cell anemia, stroke and heart attack. During the course of the third year, Phase III, the Company estimates that it will need to hire additional employees. Estimated cost is $15,000,000.

          The foregoing cost estimates are based on the prior experiences of Dr. Thomas C. Drees, the Company's CEO, President and Chairman of the Board of Directors. Dr. Drees has more than 25 years' experience in the blood industry. See the caption "Business Experience" of Part III, Item 9.

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

Results of Operations.
----------------------

          Revenues for the calendar years ending December 31, 1999 and 1998 were $0 and $0, respectively. The Company had no material operations, except the limited research and development activities related to its Battelle 1998 Agreement.

          The Company realized a net loss from operations of $(217,864), a loss of $(0.01) per share during the calendar year ended December 31, 1999, and a net loss from operations of $(366,439), a loss of $(0.02) per share for the year ending December 31, 1998.

          Research and development expenses were $78,000 in 1999, compared to $198,000 in 1998; the difference between these expenditures is the primary difference in expenses between 1999 and 1998.

Liquidity.
----------

          During the calendar year ended December 31, 1999, the Company had expenses of $217,864, while receiving $0 in revenues; the Company received no revenues, and had total expenses of $366,439 during the calendar year ended December 31, 1998. The amount of research and development in 1998 exceeded these expenses in 1999 by $120,000.

          Cash resources at December 31, 1999 and 1998 were $1,062 and $499, respectively. The Company issued approximately 52,777 shares of its "restricted" common stock in consideration of cash in the amount of $9,500; and 100,000 shares of its "restricted" common stock in consideration of services valued at $10,000.

          The commencement of the Company's proposed business operations are subject to the ability of the Company to raise substantial additional funding, as to which no assurance can be given.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1999, and December 31, 1998

          Independent Auditors Report

          Balance Sheet - December 31, 1999 and 1998

          Statements of Operations Accumulated for the Period January 18, 1989 to December 31, 1999
          and the Years ended December 31, 1999, 1998
          and 1997

          Statements of Stockholders' Equity January 1,
          1990 to December 31, 1999

          Statements of Cash Flows Accumulated for the
          Period January 18, 1989 to December 31, 1999
          and the Years Ended December 31, 1999, 1998
          and 1997

          Notes to Financial Statements

                       SANGUINE CORPORATION
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        December 31, 1999
                                &
                        December 31, 1998

/Letterhead/
                      Schvaneveldt & Company
                   Certified Public Accountant
                275 East South Temple, Suite #300
                    Salt Lake City, Utah 84111
                          (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.

                   Independent Auditors Report

Board of Directors
Sanguine Corporation
(A Development Stage Company)

I have audited the accompanying balance sheets of Sanguine Corporation, as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the accumulated period of January 18, 1989 to December 31, 1999, and the years ended December 31, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Sanguine Corporation, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the accumulated period of January 18, 1989 to December 31, 1999, and the years ended December 31, 1999, 1998, and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #9 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Schvaneveldt & Company
Salt Lake City, Utah
April 11, 2000

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                          Balance Sheet
                    December 31, 1999 and 1998
                                                            1999
1998
          Assets
Current Assets
   Cash                                       $  1,062      $    499

Property & Equipment
   Furniture                                       -0-            84

          Total Assets                        $  1,062      $    583

          Liabilities & Stockholders' Equity

Current Liabilities
   Accounts Payable                           $ 78,680      $ 14,154
   Accrued Salaries                            524,000       428,000
   Accrued Interest Payable                     38,880        33,420
   Notes Payable                               168,306       135,450

          Total Current Liabilities            809,866       611,024

Stockholders' Equity
   Common Stock, Authorized:
     100,000,000 Shares at $0.001 Par Value:
     23,162,994 & 23,010,217 Shares
     Issued & Outstanding Respectively          23,163        23,010
   Paid In Capital (Quasi-Reorganized
     March 20, 1994 Deficit Retained
     Earnings of $2,423,964 Eliminated)        877,444       858,096
   Retained Earnings Deficit                (1,709,411)   (1,491,547)

          Total Stockholders' Equity          (808,804)     (610,441)

          Total Liabilities &
          Stockholders' Equity               $   1,062      $    583

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
 Accumulated for the Period January 18, 1989 to December 31, 1999
       and the Years Ended December 31, 1999, 1998 and 1997
                       Accumulated
                           January
                       18, 1989 to
                          December   December    December       December
                          31, 1999   31, 1999    31, 1998       31, 1997
Revenues
   Interest Income        $  4,842   $    -0-    $    -0-    $       -0-
   Sales Market Rights     150,000        -0-         -0-            -0-

          Total Revenues   154,842        -0-         -0-            -0-

Expenses
   Depreciation           $  4,609   $     84    $    920    $       920
   Research & Development  865,805     78,000     198,000         79,000
   Insurance                22,023     23,794         467            672
   Office Expenses          93,253     12,627       9,585          8,987
   Auto Expenses            26,919      9,922         990          1,170
   Legal & Professional
     Fees                  141,231     19,067      30,550          9,773
   Rent                     98,791     12,564      17,596         16,000
   Interest Expenses        69,827     16,746      16,732         10,255
   Bad Debts                10,000        -0-         -0-         10,000
   Travel                   20,725      7,570         136            -0-
   Stock Transfer            4,829        300       1,770            618
   Consultant Fees         297,520        -0-      63,710          9,633
   Salaries & Wages        112,108     18,000      18,000         18,000
   Taxes & Licenses         25,295      1,999       1,167          1,184
   Finders Fees              7,825        -0-         -0-            -0-
   Promotions               52,094     17,191       6,816            -0-

         Total Expenses  1,852,854    217,864     366,439        166,212

     Net Profit (Loss)
     From Operations   ($1,698,012) ($217,864)  ($366,439)     ($166,212)

     Profit (Loss) Per Share ($.01)     ($.02)      ($.01)

   Weighted Average Shares
     Outstanding        23,078,735 21,943,900  20,877,723

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                Statement of Stockholders' Equity
               January 1, 1990 to December 31, 1999
                           Common     Shares   Paid In  Accumulated
                           Shares     Amount   Capital    Deficit
Balance, January 1, 1990
Retroactively Restated     1,428,364  $ 1,428  $2,423,214  ($2,464,642)

Balance, December 31, 1990 1,428,364    1,428   2,423,214  ( 2,464,642)

Net Profit Year Ended
December 31, 1991                                               73,917

Balance, December 31, 1991 1,428,364    1,428   2,423,214  ( 2,390,725)

Shares Issued for Services
$0.001 Per Share               2,720        2

Contributed Capital by Officer                        750

Net Loss Year Ended
December 31, 1992                                          (    77,011)

Balance, December 31, 1992 1,431,084    1,430   2,423,964  ( 2,467,736)

Shares Issued to Acquire 94%
of Outstanding Shares of
Sanguine Corporation
(A California Corporation)14,589,775   14,590                  (14,590)

Shares Issued for Cash
$.20 Per Share               500,000      500      99,500

Shares Issued for Cash
$1.00 Per Shares              10,000       10       9,990

Net Loss Year Ended
December 31, 1993                                          (    92,895)

Balance, December 31,
1993                      16,530,859   16,530   2,533,454  ( 2,575,221)

                       SANGUINE CORPORATION
                  (A Development Stage Company)
          Statement of Stockholders' Equity -Continued-
               January 1, 1990 to December 31, 1999
                           Common     Shares   Paid In  Accumulated
                           Shares     Amount   Capital    Deficit
Quasi-Reorganization Restated
of Equity Accounts                             (2,423,964)   2,423,964

Cash Received of Exercise of
Option to Purchase Shares at
$.36 Per Share               175,000      175      62,825

Cash Received from Sale of
Stock at $.75 Per Share       16,000       16      11,984

Net Loss Year Ended
December 31, 1994                                             (230,779)

Balance, December 31,
1994                      16,721,859   16,721     184,299     (382,036)

Shares Issued in Satisfaction
of Accounts Payable at
$0.17 Per Share              500,000      500      83,585

Shares Issued in Satisfaction
of Accounts Payable at
$.05 Per Shares              700,000      700      31,238

Shares Issued for Services
at $.125 Per Share         1,625,000    1,625     201,500

Shares Issued in
Satisfaction Notes Payable
at $.75 Per Share             16,000       16      13,225

Net Loss Year Ended
December 31, 1995                                             (366,843)

Balance, December 31,
1995                      19,562,859   19,562     513,847     (748,879)

Shares Issued for Cash
$0.25 Per Share               10,000       10       2,490

                       SANGUINE CORPORATION
                  (A Development Stage Company)
          Statement of Stockholders' Equity -Continued-
               January 1, 1990 to December 31, 1999
                           Common     Shares   Paid In  Accumulated
                           Shares     Amount   Capital    Deficit
Shares Issue for Services
$0.001 Per Share             450,000      450

Shares issued in Satisfaction
of Accrued Expenses
$0.25 Per Share              125,506      126      31,251

Shares Issued In Satisfaction
of Services Rendered $0.001
Per Share                    529,358      529

Shares Issued in Satisfaction
of Accounts Payable $0.247
Per Share                    200,000      200      49,354

Rounding                                                         (   1)

Net Loss for Year Ended
December 31, 1996                                             (210,016)

Balance, December 31,
1996                      20,877,723   20,877     596,942     (958,896)

Shares Issued for Services   100,000      100       9,234

Net Loss for Year Ended
December 31, 1997                                             (166,212)

Balance, December 31,
1997                      20,977,723   20,977     606,176   (1,125,108)

Shares Issued for Services
$.025 Per Share               32,281       32       8,038

Shares Issued for Services
$0.25 Per Share               31,183       31       7,766

Shares Issued for Services
$0.25 Per Share               11,030       11       2,747

Shares Issued in Satisfaction
of Accounts Payable $0.21
Per Share                    240,000      240      52,887

                       SANGUINE CORPORATION
                  (A Development Stage Company)
          Statement of Stockholders' Equity -Continued-
               January 1, 1990 to December 31, 1999
                           Common     Shares   Paid In  Accumulated
                           Shares     Amount   Capital    Deficit
Shares Issued for Cash $0.13
Per Share                      8,000        8       1,192

Shares Canceled           (  100,000) (   100)        100

Share Issued for Services at
$0.10 Per Share              600,000      600      59,400

Shares Issued for Cash at
$0.10 Per Share               10,000       10         990

Shares Issued for Cash at
$0.10 Per Share            1,200,000    1,200     118,800

Rounding Adjustment                         1

Net Loss for Year Ended
December 31, 1998                                           (  366,439)

Balance, December 31,
1998                      23,010,217   23,010     858,096   (1,491,547)

Shares Issued for Cash at
$0.19 Per Share               52,777       53       9,447

Shares Issued for Legal
Services at $0.10 Per Share  100,000      100       9,900

Net Loss for Year Ended
December 31, 1999                                           (  217,864)

Balance, December 31,
1999                      23,162,994  $23,163   $ 877,443  ($1,709,411)

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                     Statements of Cash Flows
 Accumulated for the Period January 18, 1989 to December 31, 1999
       and the Years Ended December 31, 1999, 1998 and 1997
                       Accumulated
                           January
                       18, 1989 to
                          December   December    December       December
                          31, 1999   31, 1999    31, 1998       31, 1997
Cash Flows from Operating Activities
 Net (Loss)             ($1,491,547) ($217,864)  ($366,439)   ($166,212)
 Adjustments to Reconcile
Net (Loss) to Net Cash:
  Rounding                      -0-          1          (2)         -0-
  Depreciation                4,525         84         920          920
  Non Cash Expense          427,801     10,000      78,625       19,334
 Changes in Operating Assets & Liabilities:
  Increase (Decrease)
  Accounts Payable           14,154     64,526      31,722       10,189
  Increase in Interest
  Payable                    33,420      5,460       5,460        5,460
  Increase in Accrued
  Salaries                  428,000     96,000      96,000       96,000
     Net Cash Flows from
     Operating Activities  (583,647) (  41,793)  ( 153,714)  (   34,309)

Cash Flows from Investing Activities
 Purchase of Equipment       (4,609)       -0-         -0-          -0-

Cash Flows from Financing Activities
 (Decrease) Increase in
  Notes Payable             135,450     32,856      31,750       33,900
 Sale of Common Stock       452,555      9,500     122,200          -0-
 Contributed Capital            750        -0-         -0-          -0-
   Net Cash Flows from
   Financing Activities     588,755     42,356     153,950       33,900

   Increase (Decrease) in Cash  499        563         236      (   409)
   Cash at Beginning of Period  -0-        499         263          672
   Cash at End of Period      $ 499     $1,062      $  499      $   263

Disclosure for Cash Flows from
 Interest                  $ 69,827    $16,746     $16,732     $ 10,255
 Taxes                          -0-        -0-         -0-          -0-

Disclosures from Non Cash Transactions
 Operating Activities
 Payment of Accounts Payable  $ -0-    $   -0-     $49,930     $    -0-

 Issued Shares for Services     -0-     10,000      78,625        9,333

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

On June 14, 1993, the Company entered into an Agreement and Plan of Reorganization, wherein it was agreed that Sanguine Corporation (a Nevada Corporation) would issue 14,589,775 shares of its common stock to acquire 94% of the issued and outstanding shares of stock of Sanguine Corporation (a California Corporation).

From 1974 to 1989, the Company engaged in several business ventures. These business activities resulted in the loss of all Company assets. Because of the search for a new business venture, the Company has entered into the "development stage company" status again. Sanguine Corporation (California) is a development stage company and these financial statements are presented as those of a development stage company effective January 18, 1989, coinciding with the incorporation date of Sanguine Corporation (California).

NOTE #2 - Significant Accounting Policies

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E.   Inventories:   Inventories are stated at the lower of cost, determined
     by the FIFO method or  market.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
            Notes to Financial Statements -Continued-

NOTE #2 - Significant Accounting Policies -Continued-
F.   Depreciation:   The cost of property and equipment is depreciated over
     the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of
     the related assets or the estimated lives of the assets.   Depreciation
     is computed on the straight line method for reporting purposes and for tax purposes.
G. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE #3 - Common Stock Public Offering

In June of 1974, the Company completed a public offering of 3,000,000 shares of its common stock at $0.02 per share.

NOTE #4 - Net Operating Losses for Tax Carryforward

The Company had net operating losses to carryforward to years expiring in 1985. Sanguine Corporation (California) has had operating losses to carryforward as scheduled below.

                                Year of                          Expiration
                                   Loss              Amount          Date
                                   1992  $            3,094          2007
                                   1993             149,162          2008
                                   1995             186,779          2009
                                   1995             165,343          2010
                                   1996             209,488          2016
                                   1997             156,878          2017
                                   1998             366,439          2018
                                   1999             217,864          2019

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
                                                  1999        1998      1997
Current Tax Asset Value of Net Operating Loss
  Carryforwards at Current Prevailing Federal
  Tax Rate                                     $ 494,717  $ 420,643 $ 296,053
Evaluation Allowance                            (494,717)  (420,643) (296,053)
     Net Tax Assets                            $     -0-  $     -0- $     -0-
     Current Income Tax Expense                      -0-        -0-       -0-
     Deferred Income Tax Expense                     -0-        -0-       -0-

                       SANGUINE CORPORATION
                  (A Development Stage Company)
            Notes to Financial Statements -Continued-

NOTE #5- Notes Payable - Short Term

The Company has three notes payable to three entities.
                                                               Amounts
                                                            1999         1998
     Note #1 to an individual, due on demand, interest
     at 10% per annum, with option to the holder to
     convert to 35,277 shares of common stock to $0.4252
     per share.                                          $  15,000  $ 15,000

     Note #2 to a partnership, due on demand, but not
     later than August 10, 1994, at 12% per annum interest. 25,000    25,000

     Note #3 to an individual, (related party) due on
     demand, interest at 12% per annum.                    128,306    95,450

     Total Current Notes Payable                          $168,306  $135,450

NOTE #6 - Property & Equipment

The Company capitalized the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

Scheduled below are the assets, costs, lives, and accumulated depreciation at December 31, 1999 and 1998.
                   December 31,              Depreciation     Accumulated
                1999        1998                Expense      Depreciation
Assets          Cost        Cost   Life     1999      1998    1999    1998
Furniture    $  4,609  $  4,609     5      $   84   $   920  $4,609  $4,525

NOTE #7 - Stock Option

The Company has set aside 1,500,000 shares of its common stock options at a price not to exceed $5.00 per share. The Corporation has issued 893,449 warrants as follows:

     587,715 at $0.8504 per share.
     305,734 at $0.4252 per share.

The exercise period of warrants issued expired in August 1998 with no warrants being exercised.

Pursuant to the Agreement and Plan of Reorganization dated June 14, 1993, the Company issued an option to purchase 470,642 shares of its common stock at $0.1275 per share. The option has been extended by the Company and expires on September 22, 2001. The option issued by Sanguine Corporation (Nevada Corporation) replaced options issued by the California Corporation to an officer

                       SANGUINE CORPORATION
                  (A Development Stage Company)
            Notes to Financial Statements -Continued-

NOTE #7 - Stock Option -Continued-
as part of his compensation for services. When the option was issued by the Company the shares of the Company had no market value.

On November 10, 1995, the Company issued an option to its legal counsel for 200,000 shares at $.25 per share for a period of five years. In 1996 and 1998 counsel exercised its option to purchase the 200,000 shares at $0.25 per share.

On September 23, 1998, the Company issued an option to its legal counsel for 100,000 shares at $0.10 per share for a period of three years from the date of the grant. The Company's counsel exercised the option for the 100,000 shares at $10,000 for services.

NOTE #8 - Lease Commitment

The Company rents office space on a month to month arrangement for $1.647. The total annual cost of the space is $19,764. At the present time the Company's President reimburses the Company $596 each month for space he utilizes for non company purposes.

NOTE #9 - Going Concern

The Company had an accumulated deficit of $1,709,411 at December 31, 1999 and negative cash flows for the year and the proceeding year. Until the Company commences business operations, management anticipates that negative cash flows will continue. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company seeks to find a business opportunity to acquire or merge with that will provide operating capital.

NOTE #10 - Minority Interest

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

NOTE #11 - Employment Agreement

The Company has employment agreements with Dr. Thomas Drees and Anthony G. Hargreaves dated January 22, 1990. The agreements call for a base salary of $120,000 to Dr. Drees and $72,000 to Mr. Hargreaves annually. Insurance benefits, home office reimbursement, and an automobile are to be provided by the Company and reimbursement for out of pocket expenses will be paid to Dr. Drees and Anthony G. Hargreaves. Subject to an agreement of June 2, 1994, Dr. Drees and Mr. Hargreaves agreed to cancel all outstanding accruals for expenses under the provision of the Agreements and to accept as full satisfaction of all of their claims against Sanguine Corporation the

                       SANGUINE CORPORATION
                  (A Development Stage Company)
            Notes to Financial Statements -Continued-

NOTE #11 - Employment Agreement -Continued-

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

NOTE #12 - Non Cash Investing & Financing Activities

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

In 1999, the Company issued 100,000 shares of its common stock for legal services valued at $10,000.

NOTE #13 - Subsequent Events

In March of 2000, the Company agreed to grant options to purchase shares of common stock to the following; to the Company's Legal Counsel the option to purchase 300,000 shares, an Officer of the Company the option to purchase 100,000 shares and an unrelated party the option to purchase 700,000 shares of common stock. The Option price of the shares is $0.25 per share and may be exercised for 180 days from the grant date.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          None; not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

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

Term of Office.
---------------

          The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in June of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

Business Experience.
--------------------

          Thomas C. Drees, Ph.D., MBA, CEO, President and Chairman of the Board of Directors. Dr. Drees, age 71, is the founder of Sanguine California. Dr. Drees was Vice President and General Manager of Abbott Scientific Products Division, collector of blood plasma derivatives and manufacturer of human blood derivatives from 1973 to 1978 From 1978 to 1984, he was the President and CEO of Alpha Therapeutics Corporation, a subsidiary of Green Cross Corporation of Japan and the developer of Fluosol DA 20, the only FDA-approved
synthetic blood product.   For 26 years, Dr. Drees has been involved at top
management levels with the collection, manufacture and marketing of human blood plasma derivatives. He has written many publications on the subject, including the widely-acclaimed book Blood Plasma: The Promise and the Politics, Ashley Books, New York, 1983.

          Anthony G. Hargreaves, Vice President, Secretary/Treasurer, and Director. Mr. Hargreaves is 72 years old. He is a former Royal Marine Officer with long experience in marketing, trust department banking (with Bank of America) and group insurance sales management (with the Connecticut General Life Insurance Company). His medical background includes service as General Manager of VK Limited in Pasadena, California, where Mr. Hargreaves helped secure funding for a wearable, continuously-operating artificial kidney machine. In the early 1980's, Mr. Hargreaves organized and scripted telemarketing sales of various products to retail stores throughout the United States.

          David E. Nelson, CPA, Chief Financial Officer and Director. Mr. Nelson, age 57, received a B.S. degree in accounting from the University of Utah in 1966. He has over 20 years' experience in operations, finance and regulatory compliance of stock brokerage firms. He is the past President of Covey & Company, Inc. Mr. Nelson has been a member of the NASD Board of Arbitrators, the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

          Edward L. Kunkel, Esq., Director. Mr. Kunkel is 53 years of age. He graduated with a Juris Doctor degree from the University of Southern California in 1973. From 1973 to 1978, he practiced law with the firm of Karns & Karabian in Los Angeles. From 1978 to the present, he has practiced educational law, real estate law and general business law in his own firm. Mr. Kunkel is a member of the State Bar of California, the Los Angeles County Bar Association and the National School Board Attorneys Association; he has been a licensed real estate broker since 1979.

Family Relationships.
---------------------

          There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

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

Cash Compensation.
------------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                                      SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                             Annual Compensation               Awards       Payouts

(a)          (b)        (c)        (d)        (e)        (f)          (g)  (h)        (i)
Name and     Year or                          Other      Restricted  Option\LTIP       All
Principal    Period     $          $          Annual     Stock        SAR's Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)   (#)   ($)      Compensa-
             December                         sation($)                              tion ($)
             31

Thomas C.      1998       *         -0-           -0-      -0-         -0-  -0-        -0-
Drees, Ph.D.   1999       *         -0-           -0-      -0-         -0-  -0-        -0-
MBA
CEO, President
and Chairman
of the Board
of Directors
Anthony G.     1998       *         -0-           -0-      -0-         -0-  -0-        -0-
Hargreaves,    1999       *         -0-           -0-      -0-         -0-  -0-        -0-
Vice Pres.,
Sec./Treas.
and Director

David E.       1998      -0-        -0-           -0-      -0-         -0-  -0-        -0-
Nelson, CPA    1999      -0-        -0-           -0-      -0-         -0-  -0-        -0-
CFO and
Director

Edward L.      1998      -0-        -0-           -0-      -0-         -0-  -0-        -0-
Kunkel, Esq.   1999      -0-        -0-           -0-      -0-         -0-  -0-        -0-
Director


                * See the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" of this Item.

Bonuses and Deferred Compensation.
----------------------------------

         See the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" of this Item.

Compensation Pursuant to Plans.
-------------------------------

          None.

Pension Table.
--------------

          None; not applicable.

Other Compensation.
-------------------

          None.

Compensation of Directors.
--------------------------

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

Employment Contracts.
---------------------

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

          On September 24, 1996, the Board of Directors of the Company resolved to issue to Mr. Hargreaves 529,358 "unregistered" and "restricted" shares in consideration of services rendered over the previous six years. As of December 31, 1998, a total of $428,000 in salaries had accrued to Messrs. Drees and Hargreaves pursuant to the above referenced Letter Agreement; and as of December 31, 1999, a total of $524,000 in salaries had accrued to Messrs. Drees and Hargreaves pursuant to the above referenced Letter Agreement.

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

          The Kunkel Agreement further irrevocably granted to Mr. Kunkel the option to purchase 10,000 "unregistered" and "restricted" shares of the Company's common stock, exercisable in whole or in part until May 31, 1997, which date has been extended to May 31, 2002. The price per share of these shares equals the average low bid price per share as quoted on the OTC Bulletin Board of the NASD on June 1, 1994. As of the date of this Report, the option has not been exercised in whole or in part.

Termination of Employment and Change of Control Arrangements.
-------------------------------------------------------------

          None.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          To the knowledge of management, all filings required to be made by members of management or others pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, have been duly filed.



Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following tables set forth the share holdings of the Company's directors and executive officers and those persons who own more than five percent of the Company's common stock as of April 6, 2000, with the computations being based upon 23,162,994 shares of common stock being outstanding. This figure takes into account the 23,162,994 presently outstanding shares of common stock; the 470,642 shares subject to an existing option held by Anthony G. Hargreaves (see footnote 2 below); and the 10,000 shares subject to an existing option held by Edward L. Kunkel, Esq. (see footnote 3 below).

                     DIRECTORS AND EXECUTIVE OFFICERS


                                         Number of Shares        Percent
Name and Address                        Beneficially Owned       of Class
----------------                        ------------------       --------


Thomas C. Drees, Ph.D., MBA (1)               12,219,133            51.7%
101 East Green Street, #11
Pasadena, California  91105

Anthony G. Hargreaves (1)                      1,000,000(2)          4.2%
101 East Green Street, #11
Pasadena, California  91105

David E. Nelson, CPA(1)                               150             .0006%
528 14th Avenue
Salt Lake City, Utah  84103

Edward L. Kunkel, Esq. (1)                       50,000 (3)          0.021%
16 N. Marengo Ave, #517
Pasadena, California  91103                      __________         ______
                              Total:     13,269,283           55.92%

All directors and officers as a group          13,269,283           55.92%
(4 persons)

          (1) See Part III, Item 11, below, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

          (2) Includes an option to acquire 470,642 shares of "unregistered" and "restricted" common stock of the Company at a price of $0.1275 per share, exercisable until September 22, 2001.

          (3) Includes an option to acquire 10,000 shares of "unregistered" and "restricted" common stock of the Company at a price equal to the average low bid price per share of the Company's common stock as quoted on the OTC Bulletin Board of the NASD on June 1, 1994, the date of the Employment Agreement granting such option. This option was exercisable in whole or in part until May 31, 2002. See the heading "Employment Contracts" of Part III, Item 10.

                         FIVE PERCENT STOCKHOLDERS


                                         Number of Shares         Percent
Name and Address                        Beneficially Owned       of Class
----------------                        ------------------       --------

Thomas C. Drees, Ph.D., MBA                  12,219,133            51.7%
101 East Green Street, #11
Pasadena, California  91105

Changes in Control.
-------------------

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

         None.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------


Annual Report on Form 10-KSB for the            Part I
calendar year ended December 31, 1998**

Registration Statement on Form 10-SB, as amended**

          (ii)

Exhibit
Number               Description
------               -----------
 10      Battelle 1998 Agreement

 21       Subsidiaries of the Company

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



Date: April 12, 2000                 By /s/ Thomas C. Drees
      --------------                    -------------------------------------
                                         Thomas C. Drees, Ph.D., MBA
                                         CEO, President and Chairman of the
                                         Board of Directors



Date: April 12, 2000                 By /s/ Anthony G. Hargreaves
      --------------                    -------------------------------------
                                         Anthony G. Hargreaves, Vice
                                         President, Secretary/Treasurer and
                                         Director



Date: April 13, 2000                 By /s/ David E. Nelson
      --------------                     -------------------------------------
                                         David E. Nelson, CPA
                                         CFO and Director
