Form 10QSB
period 2000-03-31
SANGUINE CORP
filed 2000-05-22
CIK 926287

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                               March 31, 2000

                                24,559,323
                                ----------

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

                       SANGUINE CORPORATION

                       FINANCIAL STATEMENTS

                   March 31, 2000 (Unaudited) &
                        December 31, 1999

[Letterhead]

                      Schvaneveldt & Company
                   Certified Public Accountant
                275 East South Temple, Suite #300
                    Salt Lake City, Utah 84111
                          (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.


Board of Directors
Sanguine Corporation
(A Development Stage Company)

I have reviewed the accompanying balance sheets, of Sanguine Corporation, as of March 31, 2000, and for the three months periods then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


/S/ Schvaneveldt & Company
Salt Lake City, Utah 84111
May 18, 2000

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                          Balance Sheets
         March 31, 2000 (Unaudited) and December 31, 1999
                                                     2000               1999
      Assets
Current Assets
  Cash                                        $         6,363 $        1,062

      Total Assets                            $         6,363 $        1,062

      Liabilities & Stockholders' Equity

Current Liabilities
  Accounts Payable                            $        81,676 $       78,680
  Accrued Salaries                                    524,000        524,000
  Accrued Interest Payable                             42,080         38,880
  Notes Payable                                       172,271        168,306

      Total Current Liabilities                       820,027        809,866

Stockholders' Equity
  Common Stock, Authorized:
   100,000,000 Shares at $0.001 Par Value:
   24,559,323 Shares & 23,162,994 Shares
   Issued & Outstanding Respectively                   24,559         23,163
  Paid In Capital (Quasi-Reorganized
   March 20, 1994 Deficit Retained
   Earnings of $2,423,964 Eliminated)               1,227,448        877,444
  Retained Earnings Deficit                   (     2,065,671)  (  1,709,411)

      Total Stockholders' Equity              (       813,664)  (    808,804)

      Total Liabilities & Stockholders' Equity $        6,363   $      1,062

                       SANGUINE CORPORATION
                  (A Development Stage Company)
               Statements of Operations (Unaudited)
        For the Period January 1, 2000 to March 31, 2000 &
                January 1, 1999 to March 31, 1999
                                                     2000             1999
Revenues                                      $          -0-    $        -0-

Expenses

  Consulting Fees                             $      233,500    $        -0-
  Research & Development                              19,500          19,500
  Salaries                                             4,500           4,500
  Office Expense                                       5,279           1,973
  Auto Expenses                                        4,301             270
  Legal & Professional Fees                           64,036           7,867
  Rent                                                 3,204           4,799
  Interest Expense                                    21,940           4,882
  Stock Transfer                                         -0-             300
  Depreciation                                           -0-              84

     Total Expenses                                  356,260          44,175

     Loss for Period                          ($     356,260)   ($    44,175)

     Profit (Loss) Per Share                  (         0.02)   (       0.00)

   Weighted Average Shares Outstanding            23,286,159      23,027,809

                       SANGUINE CORPORATION
                  (A Development Stage Company)
               Statements of Cash Flows (Unaudited)
       For the Periods January 1, 2000 to March 31, 2000 &
                January 1, 1999 to March 31, 1999
                                                       March          March
                                                        2000        31, 1999
Cash Flows from Operating Activities

   Net (Loss)                                 ($         356,260) ($  44,175)
   Depreciation                                              -0-          84
   Non Cash Expenses                                     327,500         -0-
   Rounding                                                  -0-           2
   Changes in Operating Assets & Liabilities:
     Increase (Decrease)Accounts Payable                   2,996       7,788
     Increase in Interest Payable                          3,200       1,365
     Increase in Accrued Salaries                            -0-      24,000

       Net Cash Flows from
       Operating Activities                   (           22,564) (   10,936)

Cash Flows from Investing Activities                         -0-         -0-

Cash Flows from Financing Activities

   Sale of Common Stock                                   23,900       9,500
   Increase in Notes Payable                               3,965       7,204

       Net Cash Flows Provided by
       Financing Activities                               27,865      16,704

       Increase (Decrease) in Cash                         5,301       5,768

       Cash at Beginning of Period                         1,062         497

       Cash at End of Period                  $            6,363  $    6,265

Disclosure for Cash Flows from:

   Interest                                   $           21,940  $    4,882
   Taxes                                                     -0-         -0-

                       SANGUINE CORPORATION
                  Notes to Financial Statements

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

                       SANGUINE CORPORATION
            Notes to Financial Statements -Continued-

NOTE #2 - Significant Accounting Policies -Continued-

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

NOTE #3 - Statement Preparation

The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities & Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 10-K report.

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

          Battelle is not conducting any research and development activities pending receipt of further funding from the Company. It is anticipated that continued research and development of PHER-O2 will depend upon the Company's ability to obtain substantial additional equity or debt funding, as to which no assurance can be given. See the captions "Business Development," "Future Capital Requirements; Uncertainty of Future Funding" and "Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts" of the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1999, which has previously been filed with the Securities and Exchange Commission.

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

Results of Operations.
----------------------

          During the quarterly period ending March 31, 2000, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $0 and sustained a net loss of ($356,260).

Liquidity.
----------

          During the quarterly period ended March 31, 2000, the Company had total expenses of $356,260, while receiving $0 in revenues; compared to the period ended March 31, 1999, the Company had total expenses of $44,175, while receiving $0 in revenues.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               10-SB-A1 Registration Statement.*

               Form 10-KSB Annual Report for the
               Fiscal Year ended December 31, 1998.*

              Form 10-KSB Annual Report for the
               Fiscal Year ended December 31, 1999.*

          (b)  Reports on Form 8-K.

               None.

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SANGUINE CORPORATION



Date: 5/22/2000                       By:/s/Thomas C. Drees
     ----------                         -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 5/22/2000                       By:/s/Anthony G. Hargreaves
     ----------                         -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 5/22/2000                       By:/s/David E. Nelson
     ----------                         -------------------------------------
                                        David E. Nelson
                                        CFO and Director