Form 10QSB
period 2000-06-30
SANGUINE CORP
filed 2000-09-06
CIK 926287

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                               June 30, 2000

                                24,569,248
                                ----------

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

                       Sanguine Corporation
                  (A Development Stage Company)

                       Financial Statements

                    June 30, 2000 (Unaudited)

/Letterhead/
                      Schvaneveldt & Company
                   Certified Public Accountant
                   275 East South Temple, #300
                    Salt Lake City, Utah 84111
                          (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.

Board of Directors
Sanguine Corporation
(A Development Stage Company)

I have reviewed the accompanying balance sheets, of Sanguine Corporation, as of June 30, 2000, and for the three months and six months periods then ended. These financial statements are the responsibility of the Company's management.

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


/S/ Schvaneveldt & Company
Salt Lake City, Utah 84111
August 18, 2000

                         SANGUINE CORPORATION
                     (A Development Stage Company)
                             Balance Sheet
              June 30, 2000 Unaudited & December 31, 1999
                                                         2000         1999
      Assets
Current Assets
  Cash                                               $   4,521    $   1,062

      Total Assets                                   $   4,521    $   1,062

      Liabilities & Stockholders' Equity

Current Liabilities
  Accounts Payable                                   $ 100,024    $  78,680
  Accrued Salaries                                     548,000      524,000
  Accrued Interest Payable                              45,258       38,880
  Notes Payable                                        172,271      168,306

      Total Current Liabilities                        865,553      809,866

Stockholders' Equity
  Common Stock, Authorized:
   100,000,000 Shares at $0.001 Par Value:
   24,569,248 & 23,162,994 Shares
   Issued & Outstanding Respectively                    24,569       23,163
  Paid In Capital (Quasi-Reorganized
   March 20, 1994 Deficit Retained
   Earnings of $2,423,964 Eliminated)                1,227,438     877,444
  Retained Earnings Deficit                        ( 2,113,039) (1,709,411)

      Total Stockholders' Equity                   (   861,032) (  808,804)

      Total Liabilities & Stockholders' Equity     $     4,521  $    1,062

                         SANGUINE CORPORATION
                     (A Development Stage Company)
                  Statements of Operations Unaudited
           For the Period April 1, 2000 to June 30, 2000 and
               the Period April 1, 1999 to June 30, 1999
            For the Period January 1, 2000 to June 30, 2000
            and the Period January 1, 1999 to June 30, 1999
                                 April     April    January  January
                               1, 2000   1, 1999    1, 2000  1, 1999
                               to June   to June    to June  to June
                              30, 2000  30, 1999   30, 2000 30, 1999
Revenues                       $   -0-  $     -0-   $   -0-  $    -0-

     Total Revenues                -0-        -0-       -0-       -0-

Expenses
  Promotion                      3,805      4,226     3,805     4,226
  Depreciation                     -0-        -0-       -0-        84
  Research & Development        19,500     19,500    39,000    39,000
  Office Expense                   242      3,843     6,668     5,816
  Auto Expense                     -0-      4,660     4,301     4,930
  Salaries                       4,500      4,500     9,000     9,000
  Legal & Professional Fees      4,973      2,964    69,009    10,831
  Rent                           3,000      1,390     6,204     6,189
  Interest Expense               3,178      5,074    25,118     9,956
  Stock Transfer                   -0-        -0-       -0-       300
  Tax & License                  1,600      1,600     1,835     1,600
  Travel                         6,570      2,710     6,570     2,710
  Insurance                        -0-     12,624     2,284    12,624
  Consulting                       -0-        -0-   267,500       -0-

     Total Expenses             47,368     63,091   441,294   107,266

     Loss for Period         ($ 47,368) ($ 63,091)($441,294)($107,266)

     Profit (Loss) Per Share ($    .00) ($    .00)($    .00)($    .00)

   Weighted Average Shares
   Outstanding              24,866,146 23,062,994 23,866,466 23,062,994

                         SANGUINE CORPORATION
                     (A Development Stage Company)
                  Statements of Cash Flows Unaudited
           For the Periods January 1, 2000 to June 30, 2000
                 and January 1, 1999 to June 30, 1999
                                                     June            June
                                                   30, 2000       30, 1999
Cash Flows from Operating Activities
 Net (Loss)                                      ($ 441,294)     ($107,266)
 Adjustments to Reconcile Net Loss to Net
  Cash Used by Operations:
   Depreciation                                         -0-             84
   Non Cash Expenses                                334,688            -0-
 Changes in Operating Assets & Liabilities:
  (Decrease) Increase in Accounts Payable            51,721         33,038
  Increase in Interest Payable                        6,378          2,730
  Increase in Accrued Salaries                       48,000         48,000

      Net Cash Flows from
      Operating Activities                         (    507)     (  23,414)

Cash Flows from Investing Activities

      Net Cash Used by
      Investing Activities                              -0-            -0-

Cash Flows from Financing Activities
 Increase in Notes Payable                            3,966         14,096
 Sale of Common Stock                                   -0-          9,500

      Net Cash Flows Provided by
      Financing Activities                            3,966         23,596

      Increase (Decrease) in Cash                     3,459            182

      Cash at Beginning of Period                     1,062            499

      Cash at End of Period                        $  4,521      $     681

Disclosure for Cash Flows from:
 Interest                                          $  2,730      $   9,956
 Taxes                                                  -0-            -0-

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

NOTE #4 - Subsequent Events

The Company has entered into a Private Placement Offering Agreement with Laidlaw Global Securities, Inc., the offering was closed on August 29, 2000. The amount of securities subscribed for and accepted was $817,985 for 1,635,970 units. Each unit consists of two shares of common stock at $0.001 par value per share, and one redeemable common stock purchase warrant entitling the holder to purchase one share of common stock. The warrants are exercisable at $0.40 per share and expire on August 29, 2004.

In addition to the $691,506 net proceeds after offering expenses expected to be received on September 1, 2000, the Company received $91,500 on August 3, 2000, for the sale of the rights to represent the Company and to receive a 1% royalty on sales in Greece for a period of three years.

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

          Battelle is not conducting any research and development activities pending receipt of further funding from the Company. It is anticipated that continued research and development of PHER-O2 will depend upon the Company's ability to obtain substantial additional equity or debt funding, as to which no assurance can be given. See the captions "Business Development," "Future Capital Requirements; Uncertainty of Future Funding" and "Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts" of the Company's Annual Report on Form 10-KSB for the calendar year ended December 31, 1999, which has previously been filed with the Securities and Exchange Commission and is incorporated herein. A portion of the funds derived from its recent private placement that was completed on August 29, 2000, will also be utilized for this research and development.

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

Results of Operations.
----------------------

          During the quarterly period ending June 30, 2000, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $0 and sustained a net loss of ($47,368).

Liquidity.
----------

          During the quarterly period ended June 30, 2000, the Company had total expenses of $47,368, while receiving $0 in revenues; compared to the period ended June 30, 1999, the Company had total expenses of $63,091, while receiving $0 in revenues.

          The Company received $91,500 on August 3, 2000, for the sale of the rights to represent the Company and to receive a 1% royalty on sales in Greece for a period of three years; an additional $691,506 net proceeds after offering expenses was received on September 1, 2000,

                        PART II - OTHER INFORMATION

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

Item 5.   Other Information.
----------------------------

          The Company recently completed a private placement of units that was closed on August 29, 2000. The amount of securities subscribed for and accepted was $817,985 for 1,635,970 units. Each unit consisted of two shares of common stock at $0.001 par value per share, and one redeemable common stock purchase warrant entitling the holder to purchase one share of common stock. The warrants are exercisable at $0.40 per share and expire on August 29, 2004. An 8-K Current Report regarding this offer and sale of these securities will be filed with the Securities and Exchange Commission on or before September 13, 2000.

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

                                      SANGUINE CORPORATION



Date: 9/6/00                         By:/s/Thomas C. Drees
     ----------                         -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 9/6/00                         By:/s/Anthony G. Hargreaves
     ----------                         -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 9/6/2000                       By:/s/David E. Nelson
     ----------                         -------------------------------------
                                        David E. Nelson
                                        CFO and Director