Form 10QSB/A
period 2000-06-30
SANGUINE CORP
filed 2000-10-31
CIK 926287

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB/A1


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

NOTE #4 - Grant of Warrants

On June 8, 2000, the Company executed and delivered a Warrant Agreement (the "Warrant Agreement") whereby it granted Westbury Consultancy Services Limited ("Westbury") warrants to acquire 12,000,000 shares of the Company's common stock at an exercise price of $0.30 per share (the "Warrants"). The exercise price was determined under the Warrant Agreement based upon 120% of the next private or public offering of the Company, which was the private placement conducted by it as reported in its 8-K Current Report dated September 1, 2000, which has been previously filed with the Securities and Exchange Commission. The minimum exercise price was $0.25 per share. In consideration of the grant of the Warrants, Westbury agreed to provide the Company with services in the areas of endorsing, sponsoring and finding joint venture partners or affiliates to assist Sanguine in its research and development efforts of its principal product, "PHER-O2," a synthetic red blood cell product. The average bid price for the common stock of Company as quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") on the date of the Warrant Agreement was $1.00. No value has been attributed to these services for the quarter ended June 30, 2000, as the warrants were not exercisable for a period of 90 days; however, there will be a recognition of this transaction in the financial statements of the Company for the quarter ended September 30, 2000.

NOTE #5 - Subsequent Events

The Company has entered into a Private Placement Offering Agreement with Laidlaw Global Securities, Inc., the offering was closed on August 29, 2000. The amount of securities subscribed for and accepted was $817,985 for 1,635,970 units. Each unit consists of two shares of common stock at $0.001 par value per share, and one redeemable common stock purchase warrant entitling the holder to purchase one share of common stock. The warrants are exercisable at $0.40 per share and expire on August 29, 2004. Laidlaw was paid $65,438.80 in sales commissions, plus accountable expenses of $8,188.19; it was also granted warrants to acquire 10% of the number of units sold for $0.01 per warrant, or 163,597 units.

In addition to the $691,506 net proceeds after offering expenses expected to be received on September 1, 2000, the Company received $91,500 on August 3, 2000, for the sale of the rights to represent the Company and to receive a 1% royalty on sales in Greece for a period of three years.

The purchasers of units on this offering had no prior notice of the granting of the Westbury Warrants described in Note #4 above, and may have a right of rescission of their purchase of the units; however, the Company has subsequently advised these purchasers of all material information regarding the Westbury Warrants, and anticipates receiving agreements signed by these purchasers acknowledging that each has been privately offered the right to rescind the purchase of these securities, together with applicable interest as provided by law; that each desires to retain the ownership of the purchased units; and that none wishes to accept the rescission offer.

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

Item 5.   Other Information.
----------------------------

          On June 8, 2000, Sanguine executed and delivered a Warrant Agreement (the "Warrant Agreement") whereby it granted Westbury Consultancy Services Limited ("Westbury") warrants to acquire 12,000,000 shares of Sanguine's common stock at an exercise price of $0.30 per share (the "Warrants"). The exercise price was determined under the Warrant Agreement based upon 120% of the next private or public offering of Sanguine, which was the private placement conducted by Sanguine as reported in its 8-K Current Report dated September 1, 2000, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference. See Item 7. The minimum exercise price was $0.25 per share. In consideration of the grant of the Warrants, Westbury agreed to provide Sanguine with services in the areas of endorsing, sponsoring and finding joint venture partners or affiliates to assist Sanguine in its research and development efforts of its principal product, "PHER-O2," a synthetic red blood cell product. The average bid price for the common stock of Sanguine as quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") on the date of the Warrant Agreement was $1.00.

          The Company recently completed a private placement of units that was closed on August 29, 2000. The amount of securities subscribed for and accepted was $817,985 for 1,635,970 units. Each unit consisted of two shares of common stock at $0.001 par value per share, and one redeemable common stock purchase warrant entitling the holder to purchase one share of common stock. The warrants are exercisable at $0.40 per share and expire on August 29, 2004. See the 8-K Current Report dated September 1, 2000. See Item 7.

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

                                      SANGUINE CORPORATION



Date: 10/31/00                          By:/s/Thomas C. Drees
     ----------                         -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 10/31/00                          By:/s/Anthony G. Hargreaves
     ----------                         -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 10/31/00                          By:/s/David E. Nelson
     ----------                         -------------------------------------
                                        David E. Nelson
                                        CFO and Director