Form 10QSB
period 2000-09-30
SANGUINE CORP
filed 2000-11-28
CIK 926287

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                            September 30, 2000

                                27,881,188
                                ----------

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

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                 Index to Financial Statements

                                                                 Page

          Balance sheet, September 30, 2000 (unaudited)           F-1

          Statement of operations for the three
          months and nine months ended September 30,
          2000 and 1999 (unaudited) and for the
          period from January 18, 1989 (date of
          inception) to September 30, 2000 (unaudited)            F-2

          Statement of cash flows for the nine months
          ended September 30, 2000 and 1999 (unaudited)
          and for the period from January 18, 1989
          (date of inception) to September 30, 2000 (unaudited)   F-3

          Notes to financial statements                           F-5

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                                 Balance Sheet

                                                September 30, 2000 (Unaudited)

                      Assets

          Current assets:
                 Cash                                       $660,374

                        Total assets                        $660,374

                      Liabilities and Stockholders' Deficit

          Current liabilities:
                 Related party accounts payable             $129,394
                 Accrued salaries                            569,000
                 Accrued interest payable                     51,949
                 Deferred revenue                             83,875
                 Notes payable                               258,271

                        Total current liabilities          1,092,489

          Stockholders' deficit:
                 Common stock - par value $.001 per share.
                    Authorized 100,000,000 shares; issued
                    and outstanding 27,881,188 shares         27,881
                 Additional paid-in capital (Quasi-
                    reorganized March 20, 1994 deficit
                    retained earnings of $2,423,964
                    eliminated)                            1,835,547
                 Deficit accumulated during the
                    development stage                     (2,295,543)

                        Total stockholders' deficit         (432,115)

                        Total liabilities and stockholders'
                        deficit                             $660,374

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Operations (Unaudited)
                                                                    Cumulative
                             Three Months Ended   Nine Months Ended   Amounts
                               September 30,        September 30,       From
                              2000         1999    2000       1999   Inception
      Revenue              $  7,625 $      -  $   7,625   $     -    $162,467

      Expenses:
        Promotion                 -    12,965     3,805    17,191      55,899
        Depreciation              -        -         -         84       4,609
        Research &
        Development           16,800   19,500    55,800    58,500     921,605
        Office expense         2,171    4,193     8,840    12,724     102,093
        Auto expense           2,091    2,905     6,392     7,836      33,311
        Salaries               8,500    4,500    17,500    13,500     129,608
        Legal & Professional
        fees                   8,445    6,616    77,454    17,447     218,685
        Rent                   3,356    3,155     9,560     9,344     108,351
        Interest expense       6,691    5,425    31,809    15,382     101,636
        Stock transfer            -        -         -        300       4,829
        Taxes & License        4,537       80     6,372     1,673      31,667
        Travel                 5,707       -     12,277        -       33,002
        Insurance              2,165    6,158     4,448    18,782      26,471
        Consulting            92,000       -    359,500        -      657,020
        Bad debt                  -        -         -         -       10,000
        Finder fees               -        -         -         -        7,825

              Total expenses 152,463   65,497   593,757   172,763   2,446,611

        Loss before income
        taxes               (144,838) (65,497) (586,132) (172,763) (2,284,144)

     Income tax expense           -        -         -         -           -

        Net loss           $(144,838)$(65,497)$(586,132)$(172,763)$(2,284,144)

     Loss per share        $    (.01)$     -  $    (.02)$    (.01)$      (.17)

     Weighted average
     number of shares
     outstanding        25,256,445 23,067,994 24,106,461 23,067,994 13,162,766

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                    Cumulative
                                               Nine Months Ended      Amounts
                                                 September 30,          From
                                                2000       1999      Inception
Cash flows from operating activities:
    Net loss                                $(586,132) $(172,763) $(2,295,543)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                 -          84        4,609
      Non cash expenses                       419,500         -       857,302
    Changes in operating asset & liabilities:
      (Decrease) increase in accounts payable  50,714     62,225      129,394
      Increase in interest payable             13,069      4,095       51,949
      Increase in accrued salaries             45,000     72,000      569,000
      Increase in deferred reveune             83,875         -        83,875

            Net cash provided by (used in)
            operating activities              (26,026)   (34,359)    (599,414)

Cash flows from investing activities -
    purchase of equipment                          -          -        (4,609)

            Net cash used in
            investing activities                   -          -        (4,609)

Cash flows from financing activities:
    Net (payment on) proceeds from
    notes payable                              (2,035)     25,356      166,271
    Sales of common stock                     635,321       9,500    1,097,376
    Contributed capital                            -          -           750

            Net cash provided by
            financing activities              633,286     34,856    1,264,397

            Net increase (decrease) in cash   659,312        497      660,374

Cash, beginning of period                       1,062        499           -

Cash, end of period                          $660,374    $   996     $660,374

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                     Continued
                                                                    Cumulative
                                               Nine Months Ended      Amounts
                                                 September 30,          From
                                                2000       1999      Inception
   Supplemental disclosure of cash flow
   information:
      Interest paid                           $       -  $15,382    $86,573
      Income taxes paid                       $       -  $    -     $    -

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements

                                                            September 30, 2000

1.     Corporate History

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

          On June 14, 1993, the Company entered into an
          Agreement and Plan of Reorganization, wherein it was agreed that Sanguine Corporation (a Nevada
          Corporation) would issued 14,589,775 shares of its common stock to acquire 94% of the issued and outstanding shares of stock of Sanguine Corporation (a
          California Corporation).

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

2.   Statement Preparation

          The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

3.   Deferred Revenue

          During the period ended September 30, 2000, the Company received $91,500 for the sale of the rights to represent the Company and to receive a 1% royalty on sales in Greece for a period of three years. Accordingly, the revenue associated with this agreement will be recognized over the three year term. As of September 30, 2000, a balance of $83,875 remained in deferred revenue.

4.   Related Party Loan

          During the period ended September 30, 2000, the Company retained Starpoint Procurement Company as a marketing and joint venture corporate advisor in exchange for $92,000. The payment of $92,000 was made by an officer of the Company and is therefore reflected as a note payable at September 30, 2000.

5.   Private Placement

          During September 2000, the Company closed a Private Placement Offering Agreement with Laidlaw Global Securities, Inc. The amount of securities subscribed for and accepted was $817,985 for 1,635,970 units. Each unit consists of two shares of common stock at $0.001 par value per share, and one redeemable common stock purchase warrant entitling the holder to purchase one share of common stock. The warrants are exercisable at $0.40 per share and expire on August 29, 2004. Net proceeds received after offering expenses was $611,421.

6.   Subsequent Event

          In June 2000, the Company entered into an agreement to grant warrants to purchase twelve million shares of common stock at an exercise price of $0.30 in relation to consulting services. The warrant grant was approved by the board of directors on November 10, 2000, and amended to reduce the exercise period from five years to one year after the registration of such warrants. In addition, the exercise price was reduced from $0.30 per share to $0.25 per share. A significant expense of approximately $4.5 million related to the grant of these warrants will be recorded in the fourth quarter when the grant was approved by the board of directors.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          The Company has conducted all of its business operations through its majority owned subsidiary, Sanguine Corporation, a California corporation ("Sanguine California"). Sanguine California is engaged in the development of a second generationn synthetic red blood cell product called "PHER-O2." The development of this product presently comprises its sole business operations. PHER-O2 is composed of perfluoro-decalin molecules (i.e., synthetic red blood cells), purified water and a proprietary, synthetic, fluorinated surfactant to hold the emulsion together. Perfluoro-decalin has great oxygen-carrying capacity, yet it can be as much as 900 times smaller than a red blood cell. Management believes that PHER-O2 may carry three to four times the oxygen of human blood per unit volume. This increased oxygen-carrying capacity may make PHER-O2 useful in the treatment of heart attacks, strokes, cancer and other diseases for which increased oxygenation is beneficial. Furthermore, the Company believes that perfluoro-decalin may be effective as an imaging agent in X-ray imaging, nuclear magnetic resonance (NMR) imaging and CAT scans, without side effects. Management also believes that PHER-O2 has several other advantages over human blood: it can be sterilized to be free of disease; is believed to have the quality of a universal match for all blood types; can be mass-produced; and may be stored much longer than human blood.

          It is anticipated that on completion of the compounding of PHER-O2, the Company, through a subcontractor, will perform initial gross animal tests, which do not require regulatory approval prior to commencement; however, the data gathered from any such tests will be subject to regulatory review in the future. The Company anticipates that it will manufacture experimental doses of PHER-O2 required to conduct gross animal testing.

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

          In the final phase of the Company's proposed business operations, it intends to complete its United States testing of PHER-O2, receive all necessary FDA approvals and begin American and Canadian sales for blood transfusions, cancer treatment and angioplasty; and complete overseas testing, begin overseas sales and begin the construction of manufacturing facilities. Sanguine California has previously licensed BioLogix Development Partners, an unaffiliated California limited partnership, to manufacture and market PHER-O2 in Canada, including any future Canadian patent rights, and the exclusive right to market PHER-O2 in U.S. military pre-hospital markets. In this final phase, the Company also intends to continue trials to test PHER-O2 for other applications, including transplant organ preservation and the treatment of carbon monoxide poisoning, sickle cell anemia, heart attack and stroke. The Company will be required to conduct similar rigorous testing and clinical trials of PHER-O2 for each desired application for which it is sought to be used.

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

Results of Operations.
----------------------

          During the quarterly period ending September 30, 2000, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $7,625 from the sale of rights to represent the Company and receive a 1% royalty on sales in Greece for three years and sustained a net loss of ($144,838).

Liquidity.
----------

          During the quarterly period ended September 30, 2000, the Company had total expenses of $152,463, while receiving $7,625 in revenues; compared to the period ended September 30, 1999, the Company had total expenses of $65,497, while receiving $0 in revenues.

         The Company as of September 30, 2000, had $660,374 in cash, with $1,092,489 in current liabilities.

          The Company received $91,500 on August 3, 2000, for the sale of the rights to represent the Company and to receive a 1% royalty on sales in Greece for a period of three years; and an additional $691,506 net proceeds after a private offering, less expenses was received on September 1, 2000.

         During the period ended September 30, 2000, the Company retained Starpoint Procurement Company as a marketing and joint venture corporate advisor in exchange for $92,000. The payment of $92,000 was made by an officer of the Company and is therefore reflected as a note payable at September 30, 2000.

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

Item 5.   Other Information.
----------------------------

          The Company recently completed a private placement of units that was closed on August 29, 2000. The amount of securities subscribed for and accepted was $817,985 for 1,635,970 units. Each unit consisted of two shares of common stock at $0.001 par value per share, and one redeemable common stock purchase warrant entitling the holder to purchase one share of common stock. The warrants are exercisable at $0.40 per share and expire on August 29, 2004. An 8-K Current Report dated September 1, 2000, regarding the offer and sale of these securities has been filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               10-SB-A1 Registration Statement.*

               Form 10-KSB Annual Report for the
               Fiscal Year ended December 31, 1999.*

          (b)  Reports on Form 8-K.

               8-K dated June 8, 2000.*
               8-K dated September 1, 2000.*
               8-K dated September 18, 2000.*

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SANGUINE CORPORATION



Date: 11/20/00                          By:/s/Thomas C. Drees
     ---------                          -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 11/20/00                          By:/s/Anthony G. Hargreaves
     ---------                          -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 11/20/00                          By:/s/David E. Nelson
     ---------                          -------------------------------------
                                        David E. Nelson
                                        CFO and Director