Form 10KSB
period 2000-12-31
SANGUINE CORP
filed 2001-04-02
CIK 926287

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2000 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 2, 2000 - $3,992,565. There are approximately 18,148,024 shares of common voting stock of the Registrant beneficially owned by non-affiliates. This valuation is based upon the average bid price on March 29, 2001, for the common stock of the Registrant on the OTC Bulletin Board of the NASD.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              April 2, 2001

                               28,186,188*

                  * Excludes 2,837,403 shares underlying
                      outstanding warrants and options

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item I.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
- ---------------------

     We were organized under the laws of the State of Utah on January 24, 1974, under the name "Sight and Sound Systems, Inc." We had an initial authorized capital of $50,000 comprised of 5,000,000 shares of $0.001 par value common stock.

     We commenced a public offering of our common stock on March 7, 1974. The offering was completed in June, 1974.

     We changed our name to "Kricket Corporation" on July 8, 1974.

     On April 9, 1976, we increased our authorized capital to $250,000, comprised of 25,000,000 shares of $0.01 par value per share common stock.

     We again increased our authorized capital on December 22, 1996, to $1,000,000, comprised of 100,000,000 shares of $0.01 par value common stock.

     On December 5, 1977, we changed our name to "International Health Resorts, Inc."

     We organized a wholly-owned subsidiary under the laws of the State of Nevada, and on May 11, 1992, we merged into this subsidiary to change our domicile from the State of Utah to the State of Nevada. As a part of this merger, our authorized capital was reduced to $100,000, comprised of 100,000,000 shares of $0.001 par value common stock, and we effected a one for 20 reverse split of our outstanding shares of common stock.

     On June 14, 1993, we entered into an Agreement and Plan of Reorganization under which we acquired 94% of the outstanding shares of Sanguine California in exchange for shares of our common stock.

     We effected a 1.5 for one forward split of our outstanding securities and changed our name to "Sanguine Corporation" on June 25, 1993.

     On September 1, 2000, we completed a private placement of certain securities through Laidlaw Global Securities, Inc. of New York, New York (respectively, "Laidlaw" and the "Laidlaw Private Offering") of 1,635,970 units at $0.50 per unit for aggregate proceeds of $817,985. Each unit consisted of two shares of our common stock and one redeemable warrant entitling the holder to purchase one share of our common stock at an exercise price of $.40 per share. The warrant exercise price was reduced to $.35 per share because the Company was unable to timely file a registration statement with the Securities and Exchange Commission covering the shares underlying these warrants. Laidlaw was also granted 490,791 warrants to acquire shares of common stock of the Company at an exercise price of $0.01 per share as part of its compensation related to this offering. None of these warrants have been exercised. For additional information respecting the Laidlaw Private Offering, see the Company's 8-K Current Report dated September 1, 2000, which is incorporated herein by reference. For a complete description of these warrants, see the Company's SB-2 Registration Statement filed with the Securities and Exchange Commission on or about December 8, 2000 (the "Registration Statement"), which is incorporated herein by reference, and pursuant to which the common stock and other securities principally held by the investors in the Laidlaw Private Offering were registered for resale. See
Part III, Item 13.

     On June 8, 2000, we executed and delivered a Warrant Agreement under which we granted Westbury Consultancy Services Limited ("Westbury") warrants to acquire 12,000,000 shares of our common stock at an exercise price of $0.30 per share, exercisable until March 20, 2005, in exchange for consulting services.

     On November 10, 2000, our Board of Directors adopted the Warrant Agreement and negotiated a reduction in the term of the warrants from March 20, 2005, to one year from the effective date of the Company's registration statement. In consideration of Westbury's assent to this reduction in the warrant term, the exercise price of the warrants was reduced from $0.30 per share to $0.25 per share.

     This Warrant Agreement was mutually canceled on March 1, 2001, due to Westbury's inability to pursue a relationship based upon the consideration for research and development. For more information regarding the Westbury Warrant Agreement and these warrants, see the 8-K and 8-KA Current Reports of the Company dated June 8, 2000, as amended, which are incorporated herein by reference. See Part III, Item 13.

     On January 19, 2001, Sanguine executed a Service Agreement with Irisys Research and Development LLC ("IriSys") pursuant to which IriSys would provide Sanguine with expertise in preformulation development, analytical chemistry and stability protocol design and testing, including preparation of regulatory standards required to achieve regulatory compliance for Sanguine's product, PHER-O2, a synthetic substitute for human red blood cells. For more information on this Service Agreement, see the 8-K Current Report of the Company dated January 19, 2001, which is incorporated herein by reference.
See Part III, Item 13.

     On February 27, 2001, Sanguine executed a Consulting Agreement with National Financial Communications Corp. ("NFC") whereby NFC shall provide public relations, communications services, advisory and consulting services for the Company, commencing March 1, 2001, for a period of one year.

Business.
- ---------

     We are engaged in the development of a synthetic red blood cell product called "PHER-O2." The development of this product presently comprises our sole business operations. PHER-O2 is composed of perfluoro-decalin molecules, or synthetic red blood cells, purified water and a proprietary, synthetic, fluorinated surfactant, or wetting agent, to hold the emulsion together. Perfluoro-decalin has great oxygen-carrying capacity, yet it can be as much as 900 times smaller than a red blood cell. We believe that PHER-O2 can carry three to four times the oxygen of human blood per unit volume. This increased oxygen-carrying capacity would make PHER-O2 useful in the treatment of heart attacks, strokes, cancer and other diseases for which increased oxygenation is beneficial. We also believe that perfluoro-decalin is effective as an imaging agent in X-ray imaging, nuclear magnetic resonance imaging and CAT scans, without side effects. Our management estimates that PHER-O2 has several other advantages over human blood: that it can be sterilized to be free of disease; that it has the quality of a universal match for all blood types; that it can be mass-produced; and that it can be stored much longer than human blood.

     We are concentrating our research and development efforts on completing the emulsion of perfluoro-decalin and the synthetic surfactants that make up PHER-O2. We anticipate that upon completion of the compounding of PHER-O2, we will perform initial gross animal tests, which do not require regulatory approval prior to commencement. However, regulatory agencies may review the data gathered from any of these tests. We plan to manufacture the experimental doses of PHER-O2 required to conduct these tests. Our first phase of development will involve:

          compounding PHER-O2;

          seeking regulatory approval for gross animal testing and conducting this testing; and

          the manufacturing of available product for this testing.

     In our second phase of operations, we intend to continue developing the perfluorocarbon compounds in PHER-O2 in order to optimize its quality. We expect to begin animal safety and efficacy trials in accordance with FDA guidelines and comparable foreign regulatory requirements.

     In our final phase, we intend to:

          complete United States testing of PHER-O2;

          seek all necessary FDA approvals and begin American and Canadian sales for cancer treatment and angioplasty; and

          complete overseas testing, begin overseas sales and begin the construction of manufacturing facilities.

     We have licensed BioLogix Development Partners to manufacture and market PHER-O2 in Canada through March 28, 2001, including any future Canadian patent rights, and the exclusive right to market PHER-O2 in United States military pre-hospital markets. In our final phase, we also intend to continue trials to test PHER-O2 for other applications, including transplant organ preservation and treatment of carbon monoxide poisoning, sickle cell anemia, heart attack and stroke. We will have to conduct similar rigorous testing and clinical trials of PHER-O2 for each desired application.

     PHER-O2 is still in the research and development stage. It has not been tested on animals or humans; nor have we submitted any application to any federal, state or foreign agency to seek authority for such testing. The development process will be time consuming and expensive. It will also be subject to extreme governmental regulation. We will have to prove that our product is safe and efficacious for human use. Until then, we will have no potential for revenues from operations. We can not assure you that we will be able to raise the money necessary to develop PHER-O2 or that, if we raise sufficient funds, that we will ever receive the necessary federal, state or foreign agency approval to manufacture or market the product.

Principal Products or Services and their Markets.
- -------------------------------------------------

     We have only one product, PHER-O2, which is still in the research and development stage. Our success hinges solely on the success of this product. We can not assure you that it will ever be successful. PHER-O2 is made up of perfluoro-decalin, which is a type of perfluorocarbon that is harmless to humans and the atmosphere, purified water and a proprietary surfactant to hold the emulsion together. Perfluoro-decalin gives the product its oxygen carrying ability. The surfactant is non-toxic and, being fluorinated, helps increase PHER-O2's oxygen carrying capacity and emulsion stability. We believe that the unique chemical nature of PHER-O2 will make it ideal for many medical applications, although each application will be subject to the same types of rigorous testing, clinical trials and governmental regulatory approval process.

     We believe that PHER-O2 has the following advantages over human blood:

          may carry three to four times the oxygen of human blood per unit volume;

          free of HIV, hepatitis and other blood-borne disease;

          universal match for all blood types;

          may be mass-produced;

          may have a three-year shelf life;

          may be stored at room temperature;

          has controllable circulatory half-life; and

          may be 1/25th the size of a red blood cell.

     PHER-O2 is a second generation drug from Fluosol-DA, the only synthetic red blood cell approved by the FDA. This process was completed under the management of our President and CEO, Thomas C. Drees, Ph.D.

     We believe that its unique qualities may make PHER-O2 ideal for blood transfusions and numerous other medical applications, including:

          nuclear magnetic resonance imaging;

          CAT scans;

          cardioplegia, or the priming of heart-lung machines in open heart surgery; and

          treatment of heart attacks, strokes, head and neck tumors and hemorrhagic shock.

     We intend to fully exploit the immense worldwide market for these applications.

     Blood transfusion represents a vast market for synthetic red blood cells. The limited supply of safe donated blood is the largest constraint on the number of transfusions given annually. If a safe blood substitute were widely available, more transfusions could be given to those who desperately need them.

    We hope to fulfill this need with PHER-O2. The key ingredients in PHER-O2 are readily available in the United States from many manufacturers. When combined, using our proprietary emulsion process, we hope that the result will be a plentiful alternative to donated human blood.

     Another disadvantage to the use of human blood in transfusions is the waiting period while the donor's blood is being matched to the recipient's. Because we believe that PHER-O2 does not need to be matched to the recipient's blood type, the use of PHER-O2 would eliminate this potentially fatal wait, and increase its use in ambulances.

     As HIV, hepatitis and other diseases have infected the world's blood supply, the need for an absolutely sterile blood product has become increasingly apparent. There is currently no 100% effective method for detecting blood-borne diseases and sterilization of donated blood is not possible. In light of these facts, PHER-O2's potential sterility makes it especially attractive in comparison to donated blood with its risk of AIDS, hepatitis and mad cow disease.

     PHER-O2's anticipated ability to carry up to four times the oxygen of human blood makes it promising for many medical applications in which increased oxygenation is vital. PHER-O2 molecules are up to 25 times smaller than human red blood cells. Management believes that this fact will make PHER-O2 particularly useful for oxygenating organs through blocked arteries, which are the primary cause of heart attack and stroke.

     One of our competitors had obtained FDA approval under Dr Drees' management for the use of a similar product in angioplasty, the treatment of blocked arteries with small inflated balloons. This application involves the injection of the blood substitute into the artery past the inflated balloon. As a result, the heart receives more oxygen, the treating physician can keep the balloon inflated longer and the angioplasty is more effective than it would otherwise be. This competitor has announced that it will no longer manufacture its product, leaving us well positioned in this market segment.

     Management also believes that PHER-O2 will be ideal for use in open-heart surgery. Cardiac surgeons need an oxygen-carrying fluid that can be used to prime the heart-lung bypass machines that are used mechanically to pump and oxygenate heart patients' blood. This procedure is known as "cardioplegia." Surgeons currently use saline, dextrose or hydroxyethyl starch solutions for this purpose, but these fluids can dilute the red blood cells in the body, and thus decrease the ability of the blood to carry oxygen. Moreover, the risk of infection from whole blood or its derivatives makes them undesirable for use as priming fluids. PHER-O2's significant oxygen-carrying ability and its sterility address both of these concerns.

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

     The perfluoro-decalin molecule in PHER-O2 also works as a radiopaque agent in X-ray imaging and as a contrast agent in nuclear magnetic resonance imaging and CAT scans. However, unlike many currently-available imaging agents, PHER-O2 has no known side effects.

Competition.
- ------------

      Ten years ago there were 15 possible competitors. Three companies are still working to develop alternatives to human blood. They include:

          Alliance Pharmaceutical Corporation of San Diego, California, (PFC);

          Biopure Corporation of Cambridge, Massachusetts, (cows blood); and

          Northfield Laboratories, Inc. of Evanston, Illinois, (outdated human blood).

     Each of these competitors files reports with the Securities and Exchange Commission and these reports are available for review in the Securities and Exchange Commission's EDGAR Archives. These competitors are involved in the development of a wide variety of human blood substitutes, including synthetic compounds, recycled outdated human blood and bovine hemoglobin. Neither the list of competitors nor the list of human blood substitutes is exhaustive. Furthermore, some of our existing or potential competitors have significantly greater technical and financial resources than we do and may be better able to develop, test, produce and market products. These competitors may develop products that are competitive with or better than our product and that may render our product obsolete. We can provide no assurance that we will be able to compete successfully.

Sources and Availability of Raw Materials.
- ------------------------------------------

     We plan to purchase highly purified medical-grade perfluorocarbons and surfactants from reliable vendors and to emulsify these ingredients in our own facilities, depending upon funding. FluoroMed, LP, PCR, Inc. and F2 Chemicals, Ltd. are qualified medical grade perfluorocarbon vendors. Surfactants are available through several vendors. Because intravenous solutions manufacturing plants are very expensive and FDA approval of these plants is a lengthy process, we intend to hire a third party to package the product in sterile plastic bags with intravenous sets attached. Abbott Laboratories, Baxter, McGaw and Fresenius Kabi are a few of the companies with the qualifications and capacity to perform this function. However, we can not assure you that any of these ingredients or services will be available or that they will be available at prices that are low enough to make our operations profitable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
- ----------------

     We filed United States Application Patent No. 07/952/403, covering PHER-O2, with the United States Patent Office on September 28, 1992. No patent has been issued, and we may have to amend our patent application before any patent is issued, if ever.

     We filed European Application Patent No. (UK)EPO261802, covering PHER-O2, with the European Patent Office on August 25, 1997. No patent has been issued and, and we may have to amend our patent application before any patent is issued, if ever.

     We have formulated certain proprietary surfactants during the course of our research and development activities. The surfactant is mixed with the basic chemical of our product, perfluorodecalin, to maintain the small particle size in the emulsion of PHER-O2 because the particle size of decalin alone in the blood stream may quickly increase in size and block arteries and veins.

     There is a dispute over the ownership of certain of these inventions with Battelle Memorial Institute, the firm that we previously engaged to conduct research and development for us on PHER-O2. We intend to pursue our rights to all of these inventions.

Governmental Approval of Principal Products or Services.
- --------------------------------------------------------

     The FDA and comparable foreign agencies require laboratory testing, animal and human clinical testing and other costly and time-consuming procedures before biomedical products such as PHER-O2 can be marketed. To date, we have not begun any of these procedures. Our plan for obtaining FDA and overseas approval of PHER-O2 is set forth under the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation" commencing on page 33.

     We can not assure you that these testing procedures will be successfully completed, that if completed, they will show PHER-O2 to be safe and efficacious, or that we will obtain any required governmental approvals. Nor can we assure you that we will ever be permitted to market PHER-O2 in the United States or most foreign countries. The same holds true for any other related products or proprietary rights that we may develop.

Effects of Existing or Probable Governmental Regulations.
- ---------------------------------------------------------

     Regulation by governmental authorities in the United States and foreign countries will significantly affect our ability to manufacture and market our product and to conduct our ongoing research and product development activities. Our only product, PHER-O2, will require regulatory approval by appropriate governmental agencies before it can be commercialized. Human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal, state and foreign statutes also govern or influence the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The process of obtaining these approvals is costly and time consuming. In addition, ongoing compliance with these requirements can require the expenditure of substantial resources. If we or our collaborators or licensees fail to obtain or experience delay in obtaining required regulatory approvals the marketing of our product and our ability to derive product or royalty revenue would be severely limited.

     Pre-clinical testing is generally conducted in animal or in vitro models to evaluate the potential efficacy and safety of a compound before it is administered to humans. The results of these studies are submitted to the FDA as part of an Investigational New Drug application ("New Drug
Application"), which must be approved before human clinical testing can begin. No tests of any nature whatsoever have yet been run on PHER-O2.

     Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the New Drug Application. Further, each clinical study must be conducted under the auspices of an independent investigational board at the institution where the study will be conducted. Consideration will be given to ethical factors, the safety of human subjects and the possible liability of the institution, among other things.

     Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In the first phase, the product is usually infused into a limited number of human subjects and will be tested for safety or adverse effects, dosage tolerance and pharmacokinetics, or clinical pharmacology. The second phase involves studies in a somewhat larger patient population to identify possible adverse effects and safety risks and to begin gathering preliminary efficacy data. The third phase of trials is designed to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. Although we believe that our product is substantially different from other synthetic blood products, we may encounter problems in clinical trials which will cause us to delay or suspend them.

     In the case of biologic products such as PHER-O2, the results of pharmaceutical development and the pre-clinical and clinical testing are submitted to the FDA in the form of a Product License Application. This application must be approved before commercial sales may begin. We must also file an Establishment License Application, which describes the manufacturing process for the product and the facility at which the product will be produced. The FDA may respond to the filings by granting a license for the manufacture of the product from a designated facility and the commercial sale of the product. It may also deny the applications if it finds that the applications do not meet the criteria for regulatory approval, require additional testing or information or require post-marketing testing and surveillance to monitor the safety of the product if it does not believe that the applications contains adequate evidence of the safety and efficacy of the drug. Despite the submission of this data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. The testing and approval process is likely to require substantial time and effort. We can not guarantee that approval will be granted for our product or our proposed facilities on a timely basis, if at all.

     In addition to regulations enforced by the FDA, we may also be subject to regulation under the Occupational Safety and Health Act; the Environmental Protection Act; the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation and Liability Act; the National Environmental Policy Act; the Clean Air Act; the Medical Waste Tracking Act; the federal Water Pollution Control Act; and other present and potential federal, state, local and foreign regulations.

Cost and Effect of Compliance with Environmental Laws.
- ------------------------------------------------------

     Management believes that all of the substances making up PHER-O2 are inert and non-toxic and that no toxic or hazardous materials will be byproducts of the manufacturing process of PHER-O2. PHER-O2 is totally inert. Accordingly, we do not believe that we will have any material expenditures for compliance with environmental laws, rules or regulations.

Research and Development Expenses.
- ----------------------------------

     During years ended December 31, 1999 and 2000, we expended a total of approximately $145,485 on research and development, $78,000 in 1999 and $67,485 in 2000. None of these costs were borne by customers or others.

Number of Employees.
- --------------------

     We presently have four employees, our Chairman, President and CEO, Thomas
C. Drees, Ph.D.; our Chief Operating Officer, M. Dick Van Orten, our Chief Financial Officer, David E. Nelson; and our Vice Chairman and Secretary/Treasurer, Anthony G. Hargreaves. Dr. Drees and Mr. Hargreaves are employed full time. If we are able to complete the development of PHER-O2 and commence initial animal testing and manufacturing of this product for these tests, we will need additional employees. We are presently unable to estimate the exact number of employees that we may need for these services.

Item 2.  Description of Property.
         ------------------------

     We lease approximately 970 square feet of office space located at 101 East Green Street, Suite 11, Pasadena California, 91105, at a base rent of $1,695.75 per month. The lease runs through April 30, 2001.

Item 3.  Legal Proceedings.
         ------------------

     We are not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or other person who may be deemed to be our "affiliate" or who is the owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          None; not applicable.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
- -------------------

     The Company's common stock commenced to trade on the "OTC
Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in the second quarter of 1994 under the symbol "SGNC."

     The range of high and low bid quotations for the Company's common stock during the each quarter of the year ended December 31, 1998, each quarter of the calendar year ended December 31, 1999, and each quarter of the calendar year ended December 31, 2000, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
- --------------                          ----                ---


March 31, 1999                          $0.16               $0.10

June 30, 1999                           $0.11               $0.08

September 30, 1999                      $0.09               $0.07

December 31, 1999                       $0.50               $0.09

March 31, 2000                          $1.90625            $0.23

June 30, 2000                           $1.50               $0.625

September 30, 2000                      $0.8125             $0.3125

December 31, 2000                       $0.22               $0.665


          * The future sale of presently outstanding "restricted securities" (common stock) of the Company by present members of management and others may have an adverse effect on any market in the shares of common stock of the Company.  See the heading
               " Recent Sales of Unregistered Securities," below.

Recent Sales of Unregistered Securities.
- ----------------------------------------

          The following "restricted securities" of the Company were sold during the past three calendar years:

Name                   Number of Shares        Date            Consideration
- ----                   ----------------        ----            -------------

SCS, Inc.              240,000                  6/19/98         $ 53,127

Various subscribers     66,494                  8/01/98         $  (1)


Four subscribers     1,216,000                  9/24/98         $124,000
under Rule 506
offering

Sunrise Financial,     600,000                 10/26/98         $ 60,000
Inc.

Tyler Zinck and         18,000                 11/02/98         $  3,240
Robert L. Ganzhorn

Nine subscribers        52,777                  4/28/99         $  9,499
under Rule 506
offering

12 subscribers          46,329                  5/31/00         $ 23,900
under Rule 506
offering

Four subscribers     1,635,970 (2)               9/1/00         $817,985
under Laidlaw
Offering

Five members of
the Advisory Board     230,000 (3)              11/2000-2/2001     Services

          (1) Various prices from $0.10 to $0.25 per share in cash and/or services.

          (2) We sold 1,635,970 units in the Laidlaw Private Offering. Each unit consisted of two shares of our common stock and one redeemable warrant entitling the holder to purchase one share of our common stock at a price of $0.40 per share. This exercise price has been reduced to $0.35 per share because the Company's registration statement was not filed within 30 days of the closing of the offering.

          (3) See the caption "Executive Compensation" of the Registration Statement.

     We issued all of these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Holders.
- --------

          The number of record holders of the Company's common stock as of April 2, 2001, was approximately 513.

Dividends.
- ----------

     We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of Sanguine's business. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
- ------------------

     We have not commenced planned principal operations, and have made little progress since the end of fiscal 1998.

     Our proposed plan of operation is composed of three "phases," each of which coincides with a specific milestone in the process of developing PHER-O2. Each of these phases will begin subject to available funding. Each phase, and the projected cost of each, is as follows:

          Phase I (approximately one year): In the first six months, we plan to complete the development of perfluoro-decalin and the synthetic surfactants that make up PHER-O2, manufacture experimental doses and perform preliminary animal tests in accordance with FDA and overseas regulations. In the second six months, we intend to continue developing the perfluorocarbon compounds in PHER-O2 in order to produce optimal qualities and to conduct animal safety and efficacy trials in accordance with FDA and overseas requirements. During the course of Phase I, we estimate that our increased technical, administrative, sales/marketing and manufacturing requirements will require us to the hire a few additional employees. Estimated cost is $1,500,000, divided as follows: Completing the surfactant formulation and the manufacture of sufficient product for initial testing, $500,000; animal safety and efficacy trials through a sub-contractor, $600,000; and administrative, patent and proprietary right protection and marketing costs, $400,000.

          Phase II (approximately one year): In the second year, we intend to prepare New Drug Applications for FDA and European approval, conduct trials for cardioplegia, cancer treatment and cardiology treatment in the United States and conduct transfusion trials offshore. During this period, we also plan to submit license applications for transfusion with overseas authorities, begin production of PHER-O2 itself or with our subcontractors and submit a New Drug Application for PHER-O2 in the United States.
          During the course of Phase II, we estimate that we will need to hire a few additional employees. Estimated cost is $3,500,000, divided as follows: Prepare and file United States and European New Drug Applications, $300,000; conduct human safety and efficacy trials through a subcontractor in the United States and overseas, $2,000,000; set-up pilot facility, or subcontract, to manufacture small quantities of PHER-O2 for use in testing and in connection with the New Drug Applications, $500,000; submit license applications for use of PHER-O2 in transfusions overseas, $200,000; and administrative, patent and proprietary right protection and marketing costs, $500,000.

          Phase III (approximately one year): In the third year, we plan to complete overseas testing of PHER-O2, begin sales in Europe and other overseas areas that may have approved PHER-O2 by this time and may begin construction of facility for manufacturing, storing, inspecting and shipping PHER-O2. During the course of Phase III, we estimate that we will need to hire additional employees. During the third year, we plan to complete testing of PHER-O2 in the United States and receive all necessary FDA approvals and begin American and Canadian sales for cancer treatment and angioplasty. During this period, we also plan to complete construction of our manufacturing facility, unless we determine to subcontract this process, and continue trials of other PHER-O2 applications, including transplant organ preservation and treatment of carbon monoxide poisoning, sickle cell anemia, stroke and heart attack.
          The estimated cost for Phase III is $15,000,000, divided as follows:
          Complete human safety and efficacy clinical trials and obtain
          United States and overseas agency approval of PHER-O2, $9,000,000; construct manufacturing facility or subcontract with major emulsifying firm, $3,000,000; recruit and train sales force of the United States and foreign markets, $1,500,000; and administrative, patent and proprietary right protection and marketing costs, $1,500,000.

     These cost estimates are based upon the prior experience of Thomas C. Drees, Ph.D., our President and CEO. Dr. Drees has more than 25 years' experience in the blood industry.

     Our plan of operation for the next 12 months is to:

          begin Phase I and to complete the synthesis of the PHER-O2 surfactant and its emulsion with perfluoro-decalin;

          manufacture experimental doses of  PHER-O2; and

          perform preliminary animal tests in accordance with FDA and comparable foreign overseas regulations.

     In January, 2001, we engaged IriSys Research and Development, LLC. to provide us with expertise in preformulation development, analytical chemistry and stability protocol design and testing, including preparation of regulatory standards required to achieve regulatory compliance for our principal product, PHER-O2.

     Our ability to begin and to carry out our plan depends entirely upon our ability to obtain substantial equity or debt financing. We can not assure you that we will receive this financing. If we do not receive it, we will not be able to proceed with our business plans.

Results of Operations.
- ----------------------

     Revenues for the calendar years ending December 31, 2000 and 1999 were $0 and $0, respectively. We had no material operations, except the limited research and development activities related to our subcontracted research and development of our product.

     We realized a net loss of ($1,444,616), with a loss of ($.06) per share during the calendar year ended December 31, 2000, and a net loss from operations of $(217,864), with a loss of $(0.01) per share for the year ending December 31, 1999.

     Our research and development expenses were $67,485 in 2000, compared to $78,000 in 1999; the difference between these expenditures is $10,515 between 2000 and 1999.

Liquidity.
- ----------

     As of December 31, 2000, we had $531,952 in cash, with $1,721,052 in current liabilities.

     We received $91,500 on August 3, 2000, in exchange for a note payable to the President of the Company; and an additional $691,506 net proceeds from the Laidlaw Private Offering, was received on September 1, 2000.

     During the calendar year ended December 31, 2000, we had net expenses of $1,444,616, while receiving $0 in revenues. We received no revenues, and had total expenses of $217,864 during the calendar year ended December 31, 1999. The amount of research and development in 1999 exceeded these expenses in 2000 by $10,515.

     Cash resources at December 31, 2000 and 1999 were $531,952 and $1,062, respectively. Liquidity was provided through the sale of our common stock in 2000 and 1999 of $715,406 and $9,500, respectively.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2000, and December 31, 1999

          Independent Auditors Report

          Balance Sheet - December 31, 2000 and 1999

          Statements of Operations Accumulated for the Period January 18, 1989 to December 31, 2000
          and the Years ended December 31, 2000, 1999
          and 1998

          Statements of Stockholders' Equity January 1,
          1990 to December 31, 2000

          Statements of Cash Flows Accumulated for the
          Period January 18, 1989 to December 31, 2000
          and the Years Ended December 31, 2000, 1999
          and 1998

          Notes to Financial Statements

                          SANGUINE CORP
                Consolidated Financial Statements
                    December 31, 2000 and 1999

                                                                 SANGUINE CORP
                                    Index to Consolidated Financial Statements


                                                                 Page


Independent Auditors' Report                                      F-2


Consolidated Balance Sheet                                        F-4


Consolidated Statement of Operations                              F-5


Consolidated Statement of Stockholders' Deficit                   F-6


Consolidated Statement of Cash Flows                              F-8


Notes to Consolidated Financial Statements                        F-9

                                                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Sanguine Corporation


We have audited the accompanying consolidated balance sheet of Sanguine Corporation (a development stage company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Sanguine Corporation at December 31, 1999 and for the year then ended and cumulative amounts from January 18, 1990 (date of commencement of development stage) through December 31, 1999, were audited by another auditor, now deceased, whose report dated April 11, 2000 expressed an unqualified opinion on those statements, with an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanguine Corporation as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a deficit in working capital, a stockholders' deficit, has not generated significant revenues from operations, and has incurred significant losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
March 8, 2001

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                    Consolidated Balance Sheet

                                                                  December 31,

- -----------------------------------------------------------------------------
                      Assets                         2000          1999

Current assets - cash                               $531,952          $1,062
Property and equipment less accumulated
 depreciation of $4,609 for 2000 and 1999                  -               -
                                                    $531,952          $1,062

            Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                               $136,845         $78,680
     Accrued salaries                                584,000         524,000
     Accrued interest payable                         59,695          38,880
     Other accrued expenses                            2,369               -
     Notes payable                                   938,143         168,306

                Total current liabilities          1,721,052         809,866

Commitments                                                -               -

Stockholders' deficit:

       Common stock 100,000,000 shares
         authorized, $.001 par value;
         28,111,188 and 23,162,994
         shares issued and outstanding,
         respectively                                 28,111          23,163
       Paid-in capital (quasi-reorganized
         March 20, 1994 deficit
         retained earning of $2,423,964
         eliminated)                               1,936,816         877,444
       Deficit accumulated during the
         development stage                        (3,154,027)     (1,709,411)

                 Total stockholders' deficit      (1,189,100)       (808,804)

                 Total liabilities and
                   stockholders' deficit            $531,952          $1,062

          See accompanying notes to consolidated financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                          Consolidated Statement of Operations

                                                      Years Ended December 31,
                                 and Cumulative Amounts Since January 18, 1990
                                   (Date of Commencement of Development Stage)
                                       2000          1999        Cumulative
                                                                   Amounts
Revenue                             $        -   $        -     $  150,000

Research and development               (67,485)     (78,000)    (1,011,290)

Consulting                            (369,000)           -       (666,520)

General and administrative expenses   (973,185)    (123,118)    (1,716,005)

         Loss from operations       (1,409,670)    (201,118)    (3,243,815)

Other income (expense):

       Interest income                   9,780            -         14,622
       Interest expense                (44,726)     (16,746)      (131,299)

         Loss before benefit for
                income taxes        (1,444,616)    (217,864)    (3,360,492)

Benefit for income taxes                     -            -              -

         Net loss                  $(1,444,616)   $(217,864)   $(3,360,492)

         Loss per common share -
         basic and diluted         $      (.06)   $    (.01)

         Weighted average shares
         - basic and diluted        25,072,762   23,078,735

          See accompanying notes to consolidated financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                               Consolidated Statement of Stockholders' Deficit

                                                       Period January 18, 1990
                                   (Date of Commencement of Development Stage)
                                                     Through December 31, 2000
                                                          Deficit
                                                        Accumulated
                                             Additional During the
                              Common Stock     Paid In  Development
                           Shares     Amount   Capital     Stage      Total
Balance, January 1, 1990
Retroactively Restated   1,428,364 $ 1,428 $2,423,214 ($2,464,642) $  (40,000)

Issuance of common stock
for cash                         -       -          -           -           -

Balance, December 31,
1990                     1,428,364   1,428  2,423,214  (2,464,642)    (40,000)

Net Income                                                 73,917      73,917

Balance, December 31,
1991                     1,428,364   1,428  2,423,214  (2,390,725)     33,917

Common Stock Issued for
Services ($0 Per Share)      2,720       2          -           -           2

Contributed Capital by
Officer                          -       -        750           -         750

Net Loss                         -       -          -     (77,011)    (77,011)

Balance, December 31,
1992                     1,431,084   1,430  2,423,964  (2,467,736)    (42,342)

Common Stock Issued to
Acquire 94% of Outstanding
Shares of Sanguine
Corporation (A California
Corporation)            14,589,775  14,590          -     (14,590)          -

Common Stock Issued for
Cash ($.22 Per Share)      510,000     510    109,490           -     110,000

Net Loss                         -       -          -     (92,895)    (92,895)

Balance, December 31,
1993                    16,530,859  16,530  2,533,454  (2,575,221)    (25,237)

Quasi-Reorganization Restated
of Equity Accounts               -       - (2,423,964)  2,423,964           -

Common Stock issued for
cash ($.39 Per Share)      191,000     191     74,809           -      75,000

Net Loss                         -       -          -    (230,779)   (230,779)

Balance, December 31,
1994                    16,721,859  16,721    184,299    (382,036)   (181,016)

Common Stock issued for:
Debt and payables ($.11
per share)               1,216,000   1,216    128,048           -     129,264
Services ($.13 per share)1,625,000   1,625    201,500           -     203,125

Net Loss                         -       -          -    (366,843)   (366,843)

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                               Consolidated Statement of Stockholders' Deficit

                                                       Period January 18, 1990
                                   (Date of Commencement of Development Stage)
                                                     Through December 31, 2000
                                                          Deficit
                                                        Accumulated
                                             Additional During the
                              Common Stock     Paid In  Development
                           Shares     Amount   Capital     Stage      Total
Balance, December 31,
1995                    19,562,859  19,562    513,847    (748,879)   (215,470)

Common Stock Issued for:
Cash ($.25 per share)       10,000      10      2,490           -       2,500
Debt and payables ($.25
per share)                 325,506     326     80,605           -      80,931
Services ($0 per share)    979,358     979          -           -         979

Net Loss                         -       -          -    (210,017)   (210,017)

Balance, December 31,
1996                    20,877,723  20,877    596,942    (958,896)   (341,077)

Common stock Issued
for Services ($.09 per
share)                     100,000     100      9,234           -       9,334

Net Loss                         -       -          -    (166,212)   (166,212)

Balance, December 31,
1997                    20,977,723  20,977    606,176  (1,125,108)   (497,955)


Common Stock issued for:
Cash ($.10 per share)    1,218,000   1,218    120,982           -     122,200
Debt and payables ($.22
per share)                 240,000     240     52,887           -      53,127
Services ($.12 per share)  674,494     675     77,952           -      78,627

Shares canceled           (100,000)   (100)       100           -           -

Net Loss                         -       -          -  (  366,439)   (366,439)

Balance, December 31,
1998                    23,010,217  23,010    858,097  (1,491,547)   (610,440)

Common Stock issued for:
Cash ($.18 per share)       52,777      53      9,447           -           -
Services ($0.10 per share) 100,000     100      9,900           -      10,000

Net Loss                         -       -          -  (  217,864)   (217,864)

Balance, December 31,
1999                    23,162,994 $23,163  $ 877,444 ($1,709,411)   (808,804)

Common stock issued for:
Cash ($.19 per share)    3,318,269   3,318    632,002           -     635,320
Services ($.26 per share)1,629,925   1,630    427,370           -     429,000

Net loss                         -       -          -  (1,444,616) (1,444,616)

Balance at December 31,
2000                    28,111,188 $28,111 $1,936,816 $(3,154,027)$(1,189,100)

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                          Consolidated Statement of Cash Flows

                                        Years Ended December 31, 2000 and 1999
                                and Cumulative Amounts Since January 18, 1990,
                                   (Date of Commencement of Development Stage)
                                             2000          1999    Cumulative
                                                                     Amounts
Cash flows from operating activities:

Net loss                                 $(1,444,616)  $(217,864) $(3,154,027)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                   -          84        4,609
   Common stock issued for services          429,000      10,000      866,801
   Note payable issued for services          699,200           -      699,200
   Increase (decrease) in:
       Accounts payable                       58,165      64,527      136,846
       Accrued interest payable               20,815       5,460       59,695
       Accrued liabilities                     2,369           -        2,369
       Accrued salaries                       60,000      96,000      584,000

       Net cash used in
       operating activities                 (175,067)    (41,793)    (800,507)

Cash flows from investing activities-              -           -       (4,609)

Cash flows from financing activities:

       Increase (decrease) in notes
       payable                                70,637      32,856     238,943
       Issuance of common stock              635,320       9,500   1,097,375
       Contributed capital                         -           -         750

       Net cash provided by
       financing activities                 705,957       42,356   1,337,068

       Net increase in cash                 530,890          563     531,952

Cash, beginning of period                     1,062          499           -

Cash, end of period                        $531,952       $1,062    $531,952

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2000 and 1999


1.     Organization and Significant Accounting Policies

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

Development Stage Company

The Company is considered a development stage Company as defined in SFAS No.
7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2000 and 1999


1.     Organization and Significant Accounting Policies Continued

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or terms of the lease, which range from 3 to 5 years. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in the statement of operations.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Loss Per Share

The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year. Common stock equivalents are not considered in the weighted average calculation as the amounts are antidilutive to the earnings per share.

Reclassifications

Certain amounts in the 1999 financial statements have been reclassified to conform with the presentation of the current year financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2000 and 1999

2.     Going Concern

As of December 31, 2000, the Company's revenue generating activities are not in place, and the Company has substantial recurring net losses from operations. In addition, the Company had an accumulated deficit and a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company depends heavily on its ability to raise additional funds through equity or debt financing activities. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company. If the Company is unable to raise such funds, it may be unable to commence fully, or continue, operations or generate revenues.

3.     Notes Payable

Notes payable consist of the following:

                                                 2000           1999
          Unsecured note payable to an
          officer of the Company due on
          demand, interest at 12%, per
          annum                               $699,200        $       -

          Unsecured notes payable to an
          officer of the Company due on
          demand, interest at 12% per
          annum                                198,943          128,306

          Unsecured note payable to an
          individual, due on demand,
          interest at 10% per annum,
          convertible into common stock
          at $.4252 per share.                  15,000           15,000

          Unsecured note payable to a
          partnership, due on demand,
          at 12% per annum interest             25,000           25,000

                                              $938,143         $168,306

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2000 and 1999

4.     Income Taxes

The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:

                                         Years Ended
                                         December 31,
                                      2000          1999    Cumulative Amounts
          Income tax benefit at
           statutory rate           $491,000     $70,000         $981,000
          Change in valuation
            allowance               (491,000)    (70,000)        (981,000)
                                    $      -     $     -         $      -

          Deferred tax assets are comprised of the following:

                                                    December 31,
                                                 2000            1999
          Net operating loss
          carryforwards                        $998,000        $507,000
          Valuation allowance                  (998,000)       (507,000)
                                               $      -        $      -

At December 31, 2000, the Company had net operating loss carryforwards of approximately $2,936,000. These carryforwards are available to offset future taxable income and begin to expire in 2007. The amount of the loss carryforwards which may be used is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of a substantial change in ownership that took place in a prior year.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2000 and 1999

4.     Income Taxes Continued

A valuation allowance has been established that offsets the net deferred tax asset because there is uncertainty surrounding its ultimate realization. The uncertainty is caused by the Company's recurring losses and the annual limits referred to above.

5.     Related Party Transactions

At December 31, 2000 and 1999, related party notes payable consist of unsecured notes payable to an officer with interest at 12% totaling $635,943 and $128,306, respectively. Accrued interest on the related party notes total $56,320 and $38,880 at December 31, 2000 and 1999, respectively.

Accounts payable included amounts owed to officers of the Company as reimbursement of Company expenses paid by such officers of $136,845 and $51,433, respectively.

6.     Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

                                             Years Ended
                                             December 31,
                                           2000       1999  Cumulative Amounts
          Interest                        $5,171    $2,115        $71,604
          Income taxes                    $    -    $    -        $     -

7.     Minority Interest

Sanguine Corporation (California) had a total of 6,586,800 shares of its common stock issued and outstanding. Pursuant to the Agreement and Plan of Reorganization, Sanguine Corporation (Nevada) acquired 6,200,000 of the issued and outstanding shares. The resulting 386,800 shares of minority interest in the California Corporation represents approximately six percent (6%) of the Company's outstanding stock. No provision for minority interest has been made on the financial statements because of the losses incurred in the presented periods and the deficit stockholders' equity.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2000 and 1999

8.     Commitments

Operating Leases

The Company leases office space under an operating lease agreement. Future minimum rental payments under the noncancellable operating lease as of December 31, 2000 is approximately as follows:

           Year Ending December 31,                         Amount
                   2001                                     $20,737
                   2002                                      21,318
                   2003                                      21,900
                   2004                                       7,364

                      Total future minimum rental payments  $71,319

Rent expense related to operating leases was approximately $12,860 and $12,564 for the years ended December 31, 2000 and 1999, respectively.

At the present time the Company's President reimburses the Company $596 each month for space he utilizes for non company purposes.

Employment Agreements

As of December 31, 2000, the Company has two employment agreements with officers. The agreements provide for the payment of salaries, stock and stock options and have terms which shall continue indefinitely.

9.     Stock Options

Pursuant to the Agreement and Plan of Reorganization dated June 14, 1993, the Company issued an option to an officer of the Company to purchase 470,642
shares of its common stock at $.1275 per share.   The option expires on
September 22, 2001. The option issued by Sanguine Corporation (Nevada Corporation) replaced options issued by the California Corporation to an officer as part of his compensation for services. When the option was issued by the Company the shares of the Company had no market value.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2000 and 1999

10.    Fair Value of Financial Instruments

The Company's financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

11.    Recent Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Though the Company is currently evaluating the impact (if any) of SAB 101, the Company does not presently believe it will have a material effect on the financial position or results of operations of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
- ---------------------

     The Company changed accountants, from Schvaneveldt and Company, due to the death of its former principal accountant, Darrell T. Schvaneveldt, CPA, on September 9, 2000. The new accounting firm is Tanner + Company, Inc. For additional information on the change of accountants, see the Company's 8-K Current Report dated September 18, 2000, which is incorporated herein by reference.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
- --------------------------------------------------

Identification of Directors and Executive Officers.
- ---------------------------------------------------

     The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignations or terminations.


Directors and Executive Officers.
- ---------------------------------

                                               Date of          Date of
                            Positions         Election or      Termination
  Name                      Held              Designation      or Resignation
  ----                      ----              -----------      --------------
Thomas C. Drees,            CEO                    6/93              *
 Ph.D., MB                  President              1/98              *
                            Chairman              11/95              *
                            Director               6/93              *

Anthony G. Hargreaves       Vice Chairman          9/00              *
                            Vice President         6/93              *
                            Secretary/             6/93              *
                            Treasurer              6/93              *
                            Director               6/93              *
                            Chief Financial        6/94             3/96
                            Officer

Rear Admiral (Retired)      COO                   10/00              *
Merton Dick Van Orden       Director              10/00              *

David E. Nelson, CPA        Director               3/96              *
                            Chief Financial        3/96              *
                            Officer

Edward L. Kunkel, Esq.      Director               4/94              *

          * These persons presently serve in the capacities indicated.

Term of Office.
- ---------------

          The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in June of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.


Medical Advisory and Applications Board of Directors.
- -----------------------------------------------------

                                               Date of          Date of
                            Positions         Election or      Termination
  Name                      Held              Designation      or Resignation
  ----                      ----              -----------      --------------
Rear Admiral (Retired)      Chairman             10/00               *
Merton Dick Van Orden

Craig Morrison, M.D.        Member               10/00               *

William Regelson, M.D.      Member               10/00               *

Leon Cass Terry, M.D.,      Member               10/00               *
Ph.D.

Herbert J. Meiselman,       Member               10/00               *
Sc.D.

Business Experience.
- --------------------

     Thomas C. Drees, Ph.D., MBA, Chairman, President, CEO and a Director. Dr.
Drees, age 72, is the founder of Sanguine California.  Dr. Drees was Vice
President and General Manager of Abbott Scientific Products Division, collector of blood plasma derivatives and manufacturer of human blood derivatives from 1973 to 1978. From 1978 to 1984, he was the President and CEO of Alpha Therapeutics Corporation, a subsidiary of Green Cross Corporation of Japan and the developer of Fluosol DA 20, the only FDA-approved synthetic blood product. For 26 years, Dr. Drees has been involved at top management levels with the collection, manufacture and marketing of human blood plasma derivatives. He has written many publications on the subject, including the widely-acclaimed book "Blood Plasma: The Promise and the Politics," Ashley
Books, New York, 1983.

     Anthony G. Hargreaves, Vice Chairman, Vice President, Secretary/Treasurer and Director. Mr. Hargreaves is 73 years of age. He is a former Royal Marine
Officer with long experience in marketing, trust department banking (with Bank of America) and group insurance sales management (with the Connecticut General
Life Insurance Company).  His medical background includes service as General
Manager of VK Limited in Pasadena, California, where Mr. Hargreaves helped secure funding for a wearable, continuously operating artificial kidney machine. In the early 1980's, Mr. Hargreaves organized and scripted telemarketing sales of various products to retail stores throughout the United
States.

     Rear Admiral (Ret.) M. Dick Van Orden, Chairman of the Medical Advisory
Board, Chief Operating Officer and Director, is 80 years age, and a graduate of the United States Naval Academy, Class of 1945 (graduated in wartime 1944).
He also holds degrees from M. I. T. (BSEE); George Washington University
(MBA); and he is a graduate of the Advanced Management Program of the Harvard
Graduate School of Business.  He completed 31 years active duty in the United
States Navy.  He was commanding officer of the Navy Electronics
Laboratory Center, and later was appointed the Chief of Naval Research.
Following retirement from active Navy service, Rear Admiral Van Orden has been employed as a management and scientific consultant, and has served on Boards of Directors of a number of small, technically-oriented companies.

     David E. Nelson, CPA, Chief Financial Officer and Director. Mr. Nelson, age 58, received a B.S. degree in accounting from the University of Utah in 1966. He has over 20 years' experience in operations, finance and regulatory compliance of stock brokerage firms. He is the past President of Covey &
Company, Inc., a broker/dealer formerly registered with the Securities and Exchange Commission. Mr. Nelson has been a member of the NASD's Board of Arbitrators, the American Institute of Certified Public Accountants and the
Utah Association of Certified Public Accountants.

     Edward L. Kunkel, Esq., Director.  Mr. Kunkel is 54 years of age.
He graduated with a Juris Doctor degree from the University of Southern
California in 1973. From 1973 to 1978, he practiced law with the firm of Karns & Karabian in Los Angeles, California. From 1978 to the present, he has practiced educational law, real estate law and general business law in his own firm. Mr. Kunkel is a member of the State Bar of California, the Los Angeles
County Bar Association and the National School Board Attorneys' Association.
He has also been a licensed real estate broker since 1979.

     Craig Morrison, M.D., Advisory Board Member, is 59 years of age, and practices at the Brigham Young Student Health Center. He has been an attending and consulting staff general surgeon since 1978 at the following hospitals: Utah Valley Regional Medical Center, Orem Community Hospital,
Colombia Mountain View Hospital and Central Valley Hospital. Dr. Morrison received his Doctor of Medicine Degree from the University of Oregon Medical
School in 1970, followed by a pediatric internship and surgical residency at the University of Southern California-Los Angeles County Hospital and the
Huntington Memorial Hospital in 1975.

     William Regelson, M.D., Advisory Board Member, is 76 years of age, an active Professor of Medicine at the Virginia Commonwealth University, College of Medicine since 1967, and a leading researcher in the field of aging. Dr.
Regelson received his Doctor of Medicine Degree from the New York State
University College of Medicine in 1952. He is particularly suited to positions of research and discovery having authored or co-authored over 200 papers on numerous medical subjects. Dr. Regelson's studies are at the forefront of current aging research. He has written or edited many books and texts that are available currently in the published market, focusing his research on the causes of the decline of the human body. Some of Dr. Regelson's publications are the following: "Dehydroepiandrosterone, 1999"; "The Superhormone Promise:
Nature's Antidote to Aging. 1997"; "The Melatonin Miracle: Nature's Age-
Reversing, Disease-Fighting, Sex-Enhancing, 1995"; and "Intervention in the
Aging Process: Proceedings of the International Symposium on Intervention in the Aging Process, Boston, Mass, Nov 5-6, 1982."

     Leon Cass Terry, M.D., Ph.D., Advisory Board Member, is 60 years of age, and joined the Medical College of Wisconsin as a Professor of Neurology and Professor of Physiology in 1989; he is currently teaching, in addition to his practice at the University Medical Center. Focusing on his professorial duties, Dr. Terry recently stepped down from his position as the Chairman of Neurology, which he held from June of 1989 to May, 2000. During his tenure, Dr. Terry was the Associate Dean for Ambulatory Care from January, 1997 to
March, 1998, and was the Chief of Staff from January, 1997 to January, 1999.
He also held previous teaching and professional positions as a Research
Scientist for the University of Michigan, Institute of Gerontology; Professor of Neurology and Associate Professor of Physiology and Neurology at the University of Michigan; and Associate Professor of Neurology at the University of Tennessee Center for Health Sciences. Dr. Terry earned his Doctorate of
Pharmacology from the University of Michigan, his Doctor of Medicine from Marquette University Medical School, his Ph.D. in Experimental Medicine from
McGill University Medical School and his Master of Business Administration from the University of South Florida. Dr. Terry has authored over 100 peer-reviewed articles, abstracts and book chapters in well known and respected publications. He was also principal or co-investigator on over 30 grants from the National Institute of Health, various pharmaceutical companies, philanthropic donations and others. He has also conducted clinical trials in various neurologic disorders.

     Herbert J. Meiselman, Sc.D., Advisory Board Member, is 61 years of age.
He is an active Professor and Vice Chairman of the University of Southern
California School of Medicine, Department of Physiology and Biophysics.
Professor Meiselman graduated from Michigan Technical University with a BS degree in 1962. He received a Sc.D. degree from the Massachusetts Institute of Technology in 1965. As a Research Fellow at the California Institute of
Technology, he studied in-vivo microcirculatory blood flow from 1966 to 1968.
In 1968, he expanded his research studies to include in-vivo blood rheology, a program jointly administered by the California Institute of Technology and the University of Southern California Medical School. Since 1972, Dr. Meiselman's research at the University of Southern California has been concentrated in the areas of blood rheology and the physical behavior of red blood cells and white blood cells. He has authored or co-authored over 300 papers on numerous blood-related topics.

Family Relationships.
- ---------------------

     There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.
- -----------------------------------------

     During the past five years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

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

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
- ------------------

     The following table shows the aggregate compensation that we have paid to directors and executive officers for services rendered during the periods indicated:


                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
- -----------------------------------------------------------------

Thomas C.
Drees, Ph.D,12/31/00    *     0     0     0      0     0   0
CEO,        12/31/99    *     0     0     0      0     0   0
President
and Chairman
of the Board

Anthony G.
Hargreaves, 12/31/00   24000  0     0   300000   0     0   0
Vice Pres., 12/31/99    *     0     0     0      0     0   0
Sec./Tres.
and Director

David E.
Nelson, CPA 12/31/00    0     0     0   100000   0     0   0
CFO and     12/31/99    0     0     0     0      0     0   0
Director

Edward L.
Kunkel, Esq.12/31/00    0     0     0     0      0     0   0
Director    12/31/99    0     0     0     0      0     0   0

Merton Dick 12/31/00    0     0     0   25000    0     0   0
Van Orden,
Director


                * See the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" below.

Bonuses and Deferred Compensation.
- ----------------------------------

    See the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" below.

Compensation Pursuant to Plans.
- -------------------------------

     None.

Pension Table.
- --------------

     None; not applicable.

Other Compensation.
- -------------------

     Other than as discussed below, we have no other compensation arrangements with any of our directors or executive officers or Advisory Board members.

Compensation of Directors.
- --------------------------

     Effective June 15, 1994, our Board of Directors adopted resolutions providing for us to pay our directors $500 per month. At the option of each director, we may pay the fee in shares of "restricted securities" of our common stock. Directors shall also be reimbursed for direct out-of-pocket expenses for attendance at Board meetings and for expenses incurred on our behalf.

     Due to lack of funding, we have not made any payments pursuant to these resolutions. We will not make any payments to our directors until we have received substantial additional funding for our operations. We can not guarantee that we will ever receive this funding.

     Effective October 1, 2000, Merton Dick Van Orden will receive 25,000 "unregistered" and "restricted" shares of our common stock per quarter, and Messrs. Morrison, Meiselman, Regelsen and Terry will receive 12,500 unregistered" and "restricted" shares of our common stock per quarter, for service on the Medical Advisory and Applications Board of Directors. For services rendered prior to their designation to the Advisory Board, Mr. Van Orden will be issued an additional 25,000 shares; Messrs. Morrison, Meiselman and Terry will each receive an additional 12,500 shares; and Dr. Regelsen will receive an additional 37,500 shares.

Employment Contracts.
- ---------------------

     On September 23, 1993, our Board of Directors entered into Employment Agreements with Dr. Drees and Mr. Hargreaves for a seven-year period beginning on August 1, 1993. These Employment Agreements have been extended through January 22, 2004.

     The Employment Agreements call for a base salary of $120,000 to Dr. Drees and $72,000 to Mr. Hargreaves annually. We are to provide insurance benefits, home office reimbursement and an automobile and to reimburse Dr. Drees and
Mr. Hargreaves for out of pocket expenses. On June 2, 1994, Dr. Drees and Mr. Hargreaves agreed to cancel all outstanding accruals for expenses under the Employment Agreements and to accept as full satisfaction of all of their claims against us the payments they received in November, 1993. In addition the Employment Agreements were modified to provide that for June, July, and August of 1994, salary shall be paid at one fourth the amount specified by the Employment Agreements. Beginning September 1, 1994, Dr. Drees and Mr. Hargreaves were entitled to receive one-half the salary specified until we
have raised $1,500,000 in debt or equity funding.   All funds raised since the
completion of our reorganization with Sanguine California are being counted in arriving at this sum.

     As of December 31, 1999, a total of $524,000 in salaries had accrued; and as of December 31, 2000, a total of $584,000 in salaries had accrued; Mr. Hargreaves was paid $24,000 during fiscal 2000.

     On June 10, 2000, 300,000 shares of common stock were issued to Mr. Hargreaves for additional services valued at $75,000. These shares were registered on Form S-8 of the Securities and Exchange Commission and are subject to lock-up conditions until May 7, 2001.

     Sanguine and Edward L. Kunkel, Esq., who is one of our directors, executed an Employment Agreement on June 1, 1994. The Employment Agreement provided for Mr. Kunkel to receive $500 per month or $500 worth of our "unregistered" and "restricted" common stock, provided that no compensation was to be payable until we had received operating funds totaling at least $1,000,000 cash. We have been unable to get the funding and we have not yet paid this compensation. The Employment Agreement was for a one year term, subject to renewal by the parties. As of the date of this Report, we have not renewed the Employment Agreement.

     Mr. Kunkel's Employment Agreement irrevocably granted to Mr. Kunkel the option to purchase 10,000 "unregistered" and "restricted" shares of our common stock, exercisable in whole or in part until May 31, 1997. This date has been extended to May 31, 2002. The exercise price is the average low bid price per share as quoted on the OTC Bulletin Board of the NASD on June 1, 1994. As of the date of this Report, Mr. Kunkel had not exercised the option in whole or in part.

Termination of Employment and Change of Control Arrangements.
- -------------------------------------------------------------

     We have no special arrangements involving any change of control of our company or termination of any director, executive officer or Advisory Board member.

Compliance with Section 16(a) of the Exchange Act.
- --------------------------------------------------

     To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act, have been duly filed. However, the following filings were filed later than their due dates:

                                            Date Report        Date Report
Filer                 Transaction               Due               Filed
- -----                 -----------               ---               -----


Thomas C. Drees       Disposition of            6/10/00           10/3/00
Ph.D.                 230,000 shares

Anthony G.            Acquisition of
Hargreaves            300,000 shares            6/10/00           10/3/00


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the Report:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------


                                         Number of Shares        Percent
Name and Address                        Beneficially Owned       of Class (1)
- ----------------                        ------------------       --------

Thomas C. Drees, Ph.D., MBA                   10,389,133            33.4%
101 East Green Street, #11
Pasadena, California  91105

Anthony G. Hargreaves                          1,770,642             5.7%
101 East Green Street, #11
Pasadena, California  91105

M. Dick Van Orden                                 75,000              .2
5953 Woodacre Court
McLean, Virginia 22101-2532

David E. Nelson, CPA                             100,150              .3%
528 14th Avenue
Salt Lake City, Utah  84103

Edward L. Kunkel, Esq.                            60,000              .2%
16 N. Marengo Ave, #517
Pasadena, California  91103
                                              __________            ______
All directors and officers as a group
(five persons)                                12,394,925            39.8%

                         FIVE PERCENT STOCKHOLDERS
                         -------------------------


                                         Number of Shares         Percent
Name and Address                        Beneficially Owned       of Class
- ----------------                        ------------------       --------
Thomas C. Drees, Ph.D., MBA                   10,389,133            33.4%
101 East Green Street, #11
Pasadena, California  91105

Anthony G. Hargreaves                          1,770,642             5.7%
101 East Green Street, #11
Pasadena, California  91105

                                             -----------            -----
                                              12,159,775            39.1%

     (1) Based upon 31,023,591 shares of outstanding common stock, and assumes that the following shares of common stock underlying options or warrants are outstanding: an option granted to Mr. Hargreaves to acquire 470,642 shares without registration rights at a price of $0.1275 per share, exercisable until September 22, 2001; an option granted to Mr. Kunkel to acquire 10,000 shares without registration rights at an exercise price of the average low bid price per share as quoted on the OTC Bulletin Board of the NASD on June 1, 1994, exercisable until May 31, 2002; and 2,126,761 warrants issued in the Laidlaw Private Offering.

Changes in Control.
- -------------------

     To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
- ----------------------------------------

     Except as outlined under the caption "Executive Compensation," during the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Certain Business Relationships.
- -------------------------------

     Except as outlined under the caption "Executive Compensation," during the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Indebtedness of Management.
- ---------------------------

     Except as outlined under the caption "Executive Compensation," during the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Parents of the Issuer.
- ----------------------

          Except and to the extent that Dr. Drees may be deemed to be a parent of the Company by virtue of his substantial stock ownership, the Company has no parents.

Transactions with Promoters.
- ----------------------------

     Except as outlined under the caption "Executive Compensation," during the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K


Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on SB-2, as           Parts I, II and III
amended.**

8-K Current Report dated June 8, 2000,          Part I
respecting the Westbury Warrant
Agreement.**

8-KA-1 Current Report dated June 8, 2000,       Part I
respecting the Westbury Warrant Agreement**

8-KA-2 Current Report dated June 8, 2000,       Part I
respecting the Westbury Warrant Agreement.**

8-K Current Report dated September 1, 2000,     Part I
respecting the Laidlaw Private Offering.**

8-K Current Report dated September 18, 2000,    Part II
respecting the change in accountants.**

8-K Current Report dated January 19, 2001,      Part I
respecting the IriSys Service Agreement.**

          (ii)

Exhibit
Number               Description
- ------               -----------
 21           Subsidiaries of the Company


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


                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       SANGUINE CORPORATION



Date: April 2, 2001                   By /s/ Thomas C. Drees
      -------------                      -------------------------------------
                                         Thomas C. Drees, Ph.D., MBA
                                         CEO, President and Chairman of the
                                         Board of Directors



Date: April 2, 2001                   By /s/ Anthony G. Hargreaves
      -------------                      -------------------------------------
                                         Anthony G. Hargreaves, Vice
                                         President, Secretary/Treasurer and
                                         Director



Date: April 2, 2001                  By /s/ David E. Nelson
      -------------                     -------------------------------------
                                        David E. Nelson, CPA
                                        CFO and Director