Form 10QSB
period 2001-03-31
SANGUINE CORP
filed 2001-05-14
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

                              March 31, 2001

                                28,186,188
                                ----------

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

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                 Index to Financial Statements

                                                                 Page

          Balance sheet, March 31, 2001 (unaudited)               F-1

          Statement of operations for the three
          months ended March 31, 2001 and 2000 (unaudited)
          and for the period from January 18, 1989 (date of
          inception) to March 31, 2001 (unaudited)                F-2

          Statement of cash flows for the three months
          ended March 31, 2001 and 2000 (unaudited)
          and for the period from January 18, 1989
          (date of inception) to March 31, 2001 (unaudited)       F-3

          Notes to financial statements                           F-5

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                                 Balance Sheet

                                                    March 31, 2001 (Unaudited)

                      Assets

          Current assets:
                 Cash                                       $397,743

                        Total assets                        $397,743

                      Liabilities and Stockholders' Deficit

          Current liabilities:
                 Related party accounts payable             $149,571
                 Accrued expenses                            683,620
                 Notes payable                               919,945

                        Total current liabilities          1,753,136
          Stockholders' deficit:
                 Common stock - par value $.001 per share.
                    Authorized 100,000,000 shares; issued
                    and outstanding 28,186,188 shares         28,186
                 Additional paid-in capital                1,955,492
                 Deficit accumulated during the
                    development stage                     (3,339,071)

                        Total stockholders' deficit       (1,355,393)

                        Total liabilities and stockholders'
                        deficit                             $397,743

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Operations (Unaudited)
                                                                    Cumulative
                                                 Three Months Ended   Amounts
                                                     March 31,         From
                                                 2001         2000  Inception
      Revenue                                $        -   $     -    $150,000

      Research and development                  (64,202)  (19,500) (1,023,775)

      Consulting                                (18,750) (233,500)   (685,270)

      General and Administrative expenses       (80,697)  (81,320) (1,848,419)

           Loss from operations                (163,649) (334,320) (3,407,464)

      Other income (expense)
        Interest income                           6,963         -      21,585
        Interest expense                        (28,358)  (21,940)   (159,657)

        Loss before benefit for
        income taxes                           (185,044)  (21,940) (3,545,536)

      Benefit for income taxes                        -         -           -

        Net loss                              $(185,044)$(356,260)$(3,545,536)

     Loss per share                           $    (.01)$    (.02)

     Weighted average
     number of shares
     outstanding                             28,143,000   23,286,000

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                    Cumulative
                                              Three Months Ended      Amounts
                                                   March 31,           From
                                                2001       2000      Inception
Cash flows from operating activities:
    Net loss                                $(185,044) $(356,260) $(3,339,071)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                 -          -         4,609
      Non cash expenses                        18,751    327,500      885,551
      Note Payable issued for services             -          -       699,200
    Changes in operating asset & liabilities:
      (Decrease) increase in accounts payable
      and accrued expenses                     50,282      2,996      149,573

            Net cash provided by (used in)
            operating activities             (116,011)   (22,564)    (916,518)

Cash flows from investing activities -
    purchase of equipment                          -          -        (4,609)

            Net cash used in
            investing activities                   -          -        (4,609)

Cash flows from financing activities:
    Net (payment on) proceeds from
    notes payable                             (18,198)      3,965      220,745
    Sales of common stock                          -       23,900    1,097,375
    Contributed capital                            -          -           750

            Net cash provided by
            financing activities              (18,198)     27,865    1,318,870

            Net increase (decrease) in cash  (134,209)      5,301      397,743

Cash, beginning of period                     531,952       1,062      531,952

Cash, end of period                          $397,743    $  6,363     $929,695

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                     Continued
                                                                    Cumulative
                                               Three Months Ended      Amounts
                                                     March 31,          From
                                                2001       2000      Inception
   Supplemental disclosure of cash flow
   information:
      Interest paid                           $   5,802  $21,940    $77,406
      Income taxes paid                       $       -  $    -     $    -

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements

                                                                March 31, 2001
1.     Corporate History

          The Company was incorporated January 27, 1974, in the State of Utah, using the name Sight and Sound Systems, Inc. On July 8, 1974, the Company changed its name to International Health Resorts, Inc., and on June 25, 1993, the Company filed a Certificate of Amendment changing the name to Sanguine Corporation. In May of 1992, the Company changed its domicile to the State of Nevada.

          The stated purpose of the Company is to engage without qualification, in any lawful acts, or activity for which a corporation may be organized under the laws of the state of Nevada. Currently, the Company is engaged in developing synthetic red blood cells to be used by the medical profession. The company is conducting research and development leading to F.D.A. clinical trials.

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

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements

                                                                     Continued
2.   Statement Preparation

          The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

          Phase I (approximately one year): In the first six months, we plan to complete the development of perfluoro-decalin and the synthetic surfactants that make up PHER-O2, manufacture experimental doses and perform preliminary toxicity tests in accordance with FDA and overseas regulations. In the second six months, we intend to continue developing the perfluorocarbon compounds in PHER-O2 in order to produce optimal qualities and to conduct toxicity safety and efficacy trials in accordance with FDA and overseas requirements. During the course of Phase I, we estimate that our increased technical, administrative, sales/marketing and manufacturing requirements will require us to the hire a few additional employees. Estimated cost is $1,500,000, divided as follows: Completing the surfactant formulation and the manufacture of sufficient product for initial testing, $500,000; toxicity and efficacy trials through a sub-contractor, $600,000; and administrative, patent and proprietary right protection and marketing costs, $400,000.

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

          These cost estimates are based upon the prior experience of Thomas C. Drees, Ph.D., our President and CEO. Dr. Drees has more than 25 years' experience in the blood industry, with Abbott Labs and others.

          Our plan of operation for the next 12 months is to:

          begin Phase I and to complete the synthesis of the PHER-O2 surfactant and its emulsion with perfluoro-decalin;

          manufacture experimental doses of  PHER-O2; and

          perform preliminary toxicity tests in accordance with FDA and comparable foreign overseas regulations.

          Our ability to begin and to carry out our plan depends entirely upon our ability to obtain substantial equity or debt financing. We can not assure you that we will receive this financing. If we do not receive it, we will not be able to proceed with our business plans.

          For risks that may have an adverse effect on our proposed operations, see the caption "Risk Factors" of our SB-2 Registration Statement, as amended, which was filed with the Securities and Exchange Commission on or about December 6, 2000, and which is incorporated herein by reference.

Results of Operations.
----------------------

          During the quarterly period ending March 31, 2001, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $0 and sustained a net loss of ($185,044).

Liquidity.
----------

          During the quarterly period ended March 31, 2001, the Company had total expenses of $185,044, while receiving $0 in revenues; compared to the period ended March 31, 2000, the Company had total expenses of $356,260, while receiving $0 in revenues.

         As of March 31, 2001, the Company had $397,743 in cash, with $1,753,136 in current liabilities.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               10-SB-A1 Registration Statement.*

               Form 10-KSB Annual Report for the
               Year ended December 31, 2000.*

          (b)  Reports on Form 8-K.

               8-K Current Report dated January 19, 2001.*

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SANGUINE CORPORATION

Date: 5/14/01                           By:/s/Thomas C. Drees
     ---------                          -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 5/14/01                           By:/s/Edward Kunkel
     ---------                          -------------------------------------
                                        Edward Kunkel
                                        Director


Date: 5/14/01                           By:/s/David E. Nelson
     ---------                          -------------------------------------
                                        David E. Nelson
                                        CFO and Director