Form 10QSB/A
period 2001-03-31
SANGUINE CORP
filed 2001-06-01
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB/A-1


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

          Notes to financial statements                           F-5

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                                 Balance Sheet

                                                    March 31, 2001 (Unaudited)

                      Assets

          Current assets:
                 Cash                                       $397,743

                        Total assets                        $397,743

                      Liabilities and Stockholders' Deficit

          Current liabilities:
                 Related party accounts payable             $149,571
                 Accrued expenses                            683,620
                 Notes payable                               919,945

                        Total current liabilities          1,753,136
          Stockholders' deficit:
                 Common stock - par value $.001 per share.
                    Authorized 100,000,000 shares; issued
                    and outstanding 28,186,188 shares         28,186
                 Additional paid-in capital                1,955,492
                 Deficit accumulated during the
                    development stage                     (3,339,071)

                        Total stockholders' deficit       (1,355,393)

                        Total liabilities and stockholders'
                        deficit                             $397,743

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Operations (Unaudited)
                                                                    Cumulative
                                                 Three Months Ended   Amounts
                                                     March 31,         From
                                                 2001         2000  Inception
      Revenue                                $        -   $     -    $150,000

      Research and development                  (64,202)  (19,500) (1,023,775)

      Consulting                                (18,750) (233,500)   (685,270)

      General and Administrative expenses       (80,697)  (81,320) (1,641,954)

           Loss from operations                (163,649) (334,320) (3,200,999)

      Other income (expense)
        Interest income                           6,963         -      21,585
        Interest expense                        (28,358)  (21,940)   (159,657)

        Loss before benefit for
        income taxes                           (185,044) (356,260) (3,339,071)

      Benefit for income taxes                        -         -           -

        Net loss                              $(185,044)$(356,260)$(3,339,071)

     Loss per share                           $    (.01)$    (.02)

     Weighted average
     number of shares
     outstanding                             28,143,000   23,286,000

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                    Cumulative
                                              Three Months Ended      Amounts
                                                   March 31,           From
                                                2001       2000      Inception
Cash flows from operating activities:
    Net loss                                $(185,044) $(356,260) $(3,339,071)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                 -          -         4,609
      Non cash expenses                        18,751    327,500      885,552
      Note Payable issued for services             -          -       699,200
    Changes in operating asset & liabilities:
      (Decrease) increase in accounts payable
      and accrued expenses                     50,282      2,996      833,192

            Net cash used in
            operating activities             (116,011)   (22,564)    (916,518)

Cash flows from investing activities -
    purchase of equipment                          -          -        (4,609)

            Net cash used in
            investing activities                   -          -        (4,609)

Cash flows from financing activities:
    Net (payment on) proceeds from
    notes payable                             (18,198)      3,965      220,745
    Sales of common stock                          -       23,900    1,097,375
    Contributed capital                            -          -           750

            Net cash (used in) provided by
            financing activities              (18,198)     27,865    1,318,870

            Net increase (decrease) in cash  (134,209)      5,301      397,743

Cash, beginning of period                     531,952       1,062            -

Cash, end of period                          $397,743    $  6,363     $397,743

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                     Continued
                                                                    Cumulative
                                               Three Months Ended      Amounts
                                                     March 31,          From
                                                2001       2000      Inception
   Supplemental disclosure of cash flow
   information:
      Interest paid                           $   5,802  $21,940    $77,406
      Income taxes paid                       $       -  $    -     $    -

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

                                      SANGUINE CORPORATION

Date: 5/31/01                           By:/s/Thomas C. Drees
     --------                           -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 5/31/01                           By:/s/Anthony G. Hargreaves
     --------                           -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 5/31/01                           By:/s/David E. Nelson
     --------                           -------------------------------------
                                        David E. Nelson
                                        CFO and Director