Form 10QSB
period 2001-06-30
SANGUINE CORP
filed 2001-08-14
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-24480
                       ---------------------------


                           SANGUINE CORPORATION
                           --------------------
              (Name of Small Business Issuer in its Charter)


           NEVADA                                        95-4347608
           ------                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                        101 East Green Street, #11
                        Pasadena, California  91105
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (626) 405-0079
                ------------------------------------------

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

                               June 30, 2001

                                28,838,382
                                ----------

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

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                 Index to Financial Statements

                                                                 Page

          Balance sheet, June 30, 2001 (unaudited)                F-1

          Statement of operations for the three and six
          months ended June 30, 2001 and 2000 (unaudited)
          and for the period from January 18, 1989 (date of
          inception) to June 30, 2001 (unaudited)                 F-2

          Statement of cash flows for the six months
          ended June 30, 2001 and 2000 (unaudited)
          and for the period from January 18, 1989
          (date of inception) to June 30, 2001 (unaudited)        F-3

          Notes to financial statements                           F-5

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                                 Balance Sheet

                                                     June 30, 2001 (Unaudited)

                      Assets

          Current assets:
                 Cash                                       $260,141
                 Prepaid expense                             208,125
                        Total assets                        $468,266

                      Liabilities and Stockholders' Deficit

          Current liabilities:
                 Related party accounts payable             $161,803
                 Accrued expenses                            724,057
                 Notes payable                             1,121,196

                        Total current liabilities          2,007,056

          Stockholders' deficit:
                 Common stock - par value $.001 per share.
                    Authorized 100,000,000 shares; issued
                    and outstanding 28,838,382 shares         28,838
                 Additional paid-in capital                2,029,589
                 Deficit accumulated during the
                    development stage                     (3,597,217)

                        Total stockholders' deficit       (1,538,790)

                        Total liabilities and stockholders'
                        deficit                             $468,266

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Operations (Unaudited)
                                                                    Cumulative
                               Three Months Ended  Six Months Ended  Amounts
                                    June 30,           June 30,        From
                                2001         2000   2001       2000 Inception
Revenue                   $        -   $     - $       - $       - $  150,000

Research and development     (37,985)  (19,500) (102,187)  (39,000)(1,061,760)

Consulting                   (86,625)        -  (105,375) (276,500)  (771,895)

General and Administrative
expenses                    (107,618)  (24,690) (188,315  (109,676)(1,749,572)

    Loss from operations    (232,228)  (44,190) (395,677) (416,176)(3,433,227)

Other income (expense)
    Interest income            4,770         -    11,733         -     26,355
    Interest expense         (30,688)   (3,178)  (59,046)  (25,118)  (190,345)

    Loss before benefit for
    income taxes            (258,146)  (47,368) (443,190) (441,294)(3,597,217)

Benefit for income taxes           -         -         -        -          -

    Net loss               $(258,146)$ (47,368)$(443,190)$(441,294$(3,597,217)

Loss per share             $    (.01)$       - $    (.02)$    (.02)

Weighted average number of
shares outstanding        28,538,000   24,866,000 28,341,000 23,866,000

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                    Cumulative
                                                Six Months Ended      Amounts
                                                    June 30,           From
                                                2001       2000      Inception
Cash flows from operating activities:
    Net loss                                $(443,190) $(441,294) $(3,597,217)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                 -          -         4,609
      Non cash expenses                       105,375    334,688      972,176
      Note Payable issued for services             -          -       699,200
    Changes in operating asset & liabilities:
      (Decrease) increase in accounts payable
      and accrued expenses                    102,951    106,099      885,861

            Net cash provided by (used in)
            operating activities             (234,864)      (507)  (1,035,371)

Cash flows from investing activities -
    purchase of equipment                          -          -        (4,609)

            Net cash used in
            investing activities                   -          -        (4,609)

Cash flows from financing activities:
    Net (payment on) proceeds from
    notes payable                             (36,947)     3,966      201,996
    Sales of common stock                          -          -     1,097,375
    Contributed capital                            -          -           750

            Net cash provided by
            financing activities              (36,947)     3,966    1,300,121

            Net increase (decrease) in cash  (271,811)     3,459      260,141

Cash, beginning of period                     531,952      1,062            -

Cash, end of period                          $260,141   $  4,521     $260,141

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                     Continued
                                                                    Cumulative
                                                 Six Months Ended      Amounts
                                                      June 30,          From
                                                2001       2000      Inception
   Supplemental disclosure of cash flow
   information:
      Interest paid                           $   5,802  $2,730    $77,406
      Income taxes paid                       $       -  $    -    $    -

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                        June 30, 2001

1.  Statement Preparation

The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

2.  Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

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

          Our plan of operation for the next 12 months is to:

          begin Phase I and to complete the synthesis of the PHER-O2 surfactant and its emulsion with perfluoro-decalin; this process in now underway;

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

Results of Operations.
----------------------

          During this period, the Company received total revenues of $0 and sustained a net loss of ($258,146), compared with the quarterly period ended June 30, 2000, when the Company received total revenue of $0 and sustained a net loss of ($47,368).

          For the six months ended June 30, 2001, the Company received total revenue of $0 and sustained a net loss of ($443,190), compared with the six months ended June 30, 2000, when the Company received total revenue of $0 and sustained a net loss of ($441,294).

Liquidity.
----------

         As of June 31, 2001, the Company had $260,141 in cash and $208,125 in prepaid expenses, with $2,007,056 in current liabilities.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               SB-2 Registration Statement*

               Form 10-KSB Annual Report for the
               Year ended December 31, 2000*

                    *  Incorporated herein by reference.

          (b)  Reports on Form 8-K.

               8-K Current Report dated January 19, 2001.*


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SANGUINE CORPORATION

Date: 8/13/01                           By:/s/Thomas C. Drees
     --------                           -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 8/13/01                           By:/s/Anthony G. Hargreaves
     --------                           -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 8/13/01                           By:/s/David E. Nelson
     --------                           -------------------------------------
                                        David E. Nelson
                                        CFO and Director