Form 10QSB
period 2001-09-30
SANGUINE CORP
filed 2001-11-14
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                            September 30, 2001

                                28,888,382
                                ----------

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

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                 Index to Financial Statements

                                                                 Page

          Balance sheet, September 30, 2001 (unaudited)           F-1

          Statement of operations for the three and nine
          months ended September 30, 2001 and 2000 (unaudited)
          and for the period from January 18, 1989 (date of
          inception) to September 30, 2001 (unaudited)            F-2

          Statement of cash flows for the nine months
          ended September 30, 2001 and 2000 (unaudited)
          and for the period from January 18, 1989
          (date of inception) to September 30, 2001 (unaudited)   F-3

          Notes to financial statements                           F-5

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                                 Balance Sheet

                                                September 30, 2001 (Unaudited)

                      Assets

          Current assets:
                 Cash                                          $121,947
                 Prepaid expense                                138,750
                                                               --------
                        Total assets                           $260,697
                                                               ========
                      Liabilities and Stockholders' Deficit

          Current liabilities:
                 Related party accounts payable                $182,664
                 Accrued expenses                               771,796
                 Notes payable                                1,101,879
                                                             ----------
                        Total current liabilities             2,056,339
                                                             ----------
          Stockholders' deficit:
                 Common stock - par value $.001 per share.
                    Authorized 100,000,000 shares; issued
                    and outstanding 28,888,382 shares            28,888
                 Additional paid-in capital                   2,042,040
                 Deficit accumulated during the
                    development stage                        (3,866,570)
                                                             ----------
                        Total stockholders' deficit          (1,795,642)
                                                             ----------
                        Total liabilities and stockholders'
                        deficit                              $  260,697
                                                             ==========

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Operations (Unaudited)
                                                                    Cumulative
                               Three Months Ended Nine Months Ended  Amounts
                                 September 30,      September 30,     From
                                2001         2000   2001       2000 Inception
Revenue                   $        -   $     - $       - $       - $  150,000

Research and development     (68,535)  (16,800) (176,322)  (55,800)(1,187,612)

Consulting                   (81,875)  (84,375) (187,250) (351,875)  (853,770)

General and Administrative
expenses                     (83,446)  (36,972) (265,261) (146,648)(1,981,266)
                            --------  --------  --------  -------- ----------
    Loss from operations     (20,856) (138,147) (628,832) (554,323)(3,872,648)

Other income (expense)
    Interest income            1,025         -    12,758         -     27,380
    Interest expense         (37,422)   (6,691)  (96,468)  (31,809)  (227,767)
                            --------  --------  --------  --------  ---------
    Loss before benefit for
    income taxes            (270,253) (144,838) (712,543) (586,132)(4,073,025)

Benefit for income taxes           -         -         -         -          -
                            --------  --------  --------  --------  ---------
    Net loss               $(270,253)$(144,838)$(712,543)$(586,132$(4,073,025)
                            ======== ========= ========= ========= ==========
Loss per share             $    (.01)$    (.01)$    (.02)$    (.02)
                            ======== ========= ========= =========
Weighted average number of
shares outstanding        28,879,000   25,256,000 28,522,000 24,106,000
                          =============================================

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                    Cumulative
                                                Nine Months Ended      Amounts
                                                 September 30,           From
                                                2001       2000      Inception
Cash flows from operating activities:
    Net loss                                $(712,543) $(586,132) $(3,866,570)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                 -          -         4,609
      Common stock issued for services         62,876    419,500      929,677
      Note Payable issued for services             -          -       699,200
    Changes in operating asset & liabilities:
      Decrease in other Assets                124,375         -       124,375
      Increase in accounts payable
      and accrued expenses                    171,551    192,658      954,461
                                            ---------  ---------  -----------
            Net cash provided by (used in)
            operating activities             (353,741)    26,026   (1,154,248)
                                            ---------  ---------  -----------
Cash flows from investing activities -
    purchase of equipment                          -          -        (4,609)
                                            ---------  ---------  -----------
            Net cash used in
            investing activities                   -          -        (4,609)
                                            ---------  ---------  -----------
Cash flows from financing activities:
    Net (payment on) proceeds from
    notes payable                             (56,264)    (2,035)     182,679
    Sales of common stock                          -     635,321    1,097,375
    Contributed capital                            -          -           750
                                            ---------  ---------  -----------
            Net cash provided by
            financing activities              (56,264)   633,286    1,280,804
                                            ---------  ---------  -----------
            Net increase (decrease) in cash  (410,005)   659,312      121,947

Cash, beginning of period                     531,952      1,062            -
                                            ---------  ---------  -----------
Cash, end of period                          $121,947   $660,374     $121,947
                                            =========  =========  ===========

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                     Continued
                                                                    Cumulative
                                                Nine Months Ended      Amounts
                                                  September 30,          From
                                                2001       2000      Inception
   Supplemental disclosure of cash flow
   information:
      Interest paid                           $  15,736  $2,730    $87,340
      Income taxes paid                       $       -  $    -    $    -

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                            September 30, 2001

1.  Statement Preparation

The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

Results of Operations.
----------------------

          During the quarterly period ending September 30, 2001, the Company's only business operations were those of Sanguine California. During this period, the Company received total revenues of $0 and sustained a net loss of ($295,753), as compared with the quarterly period ended September 30, 2000, when the Company received total revenue of $0 and sustained a net loss of ($144,838). During this quarter, Sanguine California merged with and into the Company. See Item 5.

          For the nine months ended September 30, 2001, the Company received total revenue of $0 and sustained a net loss of ($738,043), as compared with the nine months ended September 30, 2000, when the Company received total revenue of $0 and sustained a net loss of ($586,132).

Liquidity.
----------

         As of September 30, 2001, the Company had $121,947 in cash and $138,750 in prepaid expenses, with $2,056,339 in current liabilities.

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

Item 5.   Other Information.
----------------------------

          Effective August 24, 2001, the Board of Directors of the Company, and the Board of Directors and the majority stockholder of Sanguine Corporation, a California corporation ("Sanguine California"), voted to adopt an Agreement and Plan of Merger (the "Plan"), by which Sanguine California would be merged with and into the Company, with the Company being the surviving corporation. Immediately prior to the merger, Sanguine California was the Company's 94%-owned subsidiary.

          The Plan provided for the Company to issue a total of 910,225 "unregistered" and "restricted" shares of its common stock to the six minority stockholders of Sanguine California, in exchange for all Sanguine California shares held by such stockholders. Four of the six minority stockholders, who collectively held 357,040 shares of Sanguine California common stock, agreed to the merger and the issuance of a total of 840,195 shares of the Company's common stock in exchange for all of their Sanguine California shares. The remaining stockholders have not been located, but shares have been issued for their benefit and are being held by the Company's transfer agent. All of these shares were issued subsequent to the quarter ended September 30, 2001, and are not included in the computations contained in this report. See the Company's 8-K Current Report dated September 26, 2001, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference. See Item 7.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               10-SB-A1 Registration Statement.*

               Form 10-KSB Annual Report for the
               Year ended December 31, 2000.*

          (b)  Reports on Form 8-K.

               8-K Current Report dated January 19, 2001.*

               8-K Current Report dated September 26, 2001.*

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.

                                      SANGUINE CORPORATION

Date: 11/14/01                          By:/s/Thomas C. Drees
     ---------                          -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 11/14/01                          By:/s/Anthony G. Hargreaves
     ---------                          -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/ Treasurer
                                        Director


Date: 11/14/01                          By:/s/David E. Nelson
     ---------                          -------------------------------------
                                        David E. Nelson
                                        CFO and Director