Form 10QSB/A
period 2001-09-30
SANGUINE CORP
filed 2001-11-27
CIK 926287

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

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Operations (Unaudited)
                                                                    Cumulative
                               Three Months Ended Nine Months Ended  Amounts
                                 September 30,      September 30,     From
                                2001         2000   2001       2000 Inception
Revenue                   $        -   $     - $       - $       - $  150,000

Research and development     (68,535)  (16,800) (176,322)  (55,800)(1,187,612)

Consulting                   (81,875)  (84,375) (187,250) (351,875)  (853,770)

General and Administrative
expenses                     (83,446)  (36,972) (265,261) (146,648)(1,981,266)
                            --------  --------  --------  -------- ----------
    Loss from operations    (233,856) (138,147) (628,832) (554,323)(3,872,648)

Other income (expense)
    Interest income            1,025         -    12,758         -     27,380
    Interest expense         (37,422)   (6,691)  (96,468)  (31,809)  (227,767)
                            --------  --------  --------  --------  ---------
    Loss before benefit for
    income taxes            (270,253) (144,838) (712,543) (586,132)(4,073,025)

Benefit for income taxes           -         -         -         -          -
                            --------  --------  --------  --------  ---------
    Net loss               $(270,253)$(144,838)$(712,543)$(586,132$(4,073,025)
                            ======== ========= ========= ========= ==========
Loss per share             $    (.01)$    (.01)$    (.02)$    (.02)
                            ======== ========= ========= =========
Weighted average number of
shares outstanding        28,879,000   25,256,000 28,522,000 24,106,000
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

                                      SANGUINE CORPORATION

Date: 11/27/01                          By:/s/Thomas C. Drees
     ---------                          -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 11/27/01                          By:/s/Anthony G. Hargreaves
     ---------                          -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/ Treasurer
                                        Director


Date: 11/27/01                          By:/s/David E. Nelson
     ---------                          -------------------------------------
                                        David E. Nelson
                                        CFO and Director