Form 10KSB
period 2001-12-31
SANGUINE CORP
filed 2002-04-10
CIK 926287

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 0-24480
                   ---------------------------


                       SANGUINE CORPORATION
                       --------------------
          (Name of Small Business Issuer in its Charter)

            NEVADA                                    95-4347608
            ------                                    ----------
(State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

                    101 East Green Street, #11
                    Pasadena, California  91105
                    ---------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (626) 405-0079
            --------------------------

                               N/A
                               ---
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None
--------------------------------------------------------------
Name of Each Exchange on Which Registered: None
------------------------------------------
Securities Registered under Section 12(g) of the Exchange Act:
--------------------------------------------------------------

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2001 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 27, 2002 - $2,740,128.30.  There are approximately 19,572,345 shares of common voting stock of the Registrant beneficially owned by non-affiliates. This valuation is based upon the average bid prices for the common stock of the Registrant on the OTC Bulletin Board of the NASD on March 27, 2002.

                                   N/A
                                   ---
                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)


                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

                       March 27, 2002 - 30,723,607
                       ---------------------------
        State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:


                            Part III, Item I
                            ----------------
                    DOCUMENTS INCORPORATED BY REFERENCE


Transitional Small Business Issuer Format:   Yes  X   No
------------------------------------------       --- ----

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

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

     On June 14, 1993, we entered into an Agreement and Plan of Reorganization under which we acquired 94% of the outstanding shares of Sanguine Corporation, a California corporation ("Sanguine California"), in exchange for shares of our common stock, and we succeeded to intended operations of Sanguine California, which are those activities described under the caption "Business" below.

     We effected a 1.5 for one forward split of our outstanding securities and changed our name to "Sanguine Corporation" on June 25, 1993.

     On September 1, 2000, we completed a private placement of certain securities through Laidlaw Global Securities, Inc. of New York, New York (respectively, "Laidlaw" and the "Laidlaw Private Offering") of 1,635,970 units at $0.50 per unit for aggregate proceeds of $817,985. Each unit consisted of two shares of our common stock and one redeemable warrant entitling the holder to purchase one share of our common stock at an exercise price of $.40 per share. The warrant exercise price was reduced to $.35 per share because the Company was unable to timely file a registration statement with the Securities and Exchange Commission covering the shares underlying these warrants. Laidlaw was also granted the option to acquire 163,597 of these units at an exercise price of $0.001 per share as part of its compensation related to this offering. With the exception that Laidlaw has exercised its warrants to acquire the common stock and warrants that comprised these units, none of these warrants have been exercised. For additional information respecting the Laidlaw Private Offering, see the Company's 8-K Current Report dated September 1, 2000, which is incorporated herein by reference. For a complete description of these warrants, see the Company's SB-2 Registration Statement filed with the Securities and Exchange Commission on or about December 8, 2000 (the "Registration Statement"), which is incorporated herein by reference, and pursuant to which the common stock and other securities principally held by the investors in the Laidlaw Private Offering were registered for resale. See Part III, Item 13.

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

     On February 27, 2001, Sanguine executed a Consulting Agreement with National Financial Communications Corp. ("NFC") whereby NFC shall provide public relations, communications services, advisory and consulting services for the Company, commencing March 1, 2001, for a period of one year. In accordance with the Consulting Agreement, the Company pays $5,000 per month, plus expenses, for these services.

     We filed Articles of Merger in the State of Nevada on September 11, 2001, and in the State of California on September 26, 2001, to acquire the remaining 6% of the outstanding securities of Sanguine California, our 94%-owned subsidiary through which substantially all of our operations had been conducted from our succession to these operation in June, 1993; and we simultaneously qualified to do business in the State of California as a foreign corporation. 910,225 shares of our common stock were issued to the persons who owned the remaining 6% of Sanguine California. For more information on this merger, see the 8-K Current Report of the Company dated September 26, 2001, which is incorporated herein by reference. See Part III,
Item 13.

     On November 5, we executed a Financial Consulting Services Agreement with Ascendiant Capital Group, Inc. ("Ascendiant") for a period of 12 months. The services to be provided include but are not limited to advice regarding mergers and acquisitions, client introductions and advice regarding financing sources. In connection with this Agreement, the Company issued 825,000 shares of common stock which resulted in $103,950 of general and administrative expenses.

     We filed an S-8 Registration Statement with the Securities and Exchange Commission December 17, 2001, which is incorporated herein by reference, to register 825,000 shares of our common stock for services rendered and to be rendered for our benefit by three consultants, Richard H. Walker, Mark Bergendahl and Bradley J. Wilhite. These persons are "affiliates" of Ascendiant. See Part III, Item 13.

Events Subsequent to December 31, 2001.
---------------------------------------

     * On February 15, 2002, we entered into an Exclusive License Agreement (the "Exclusive License Agreement") with Ascendiant-Asia, LLC, a Nevada limited liability corporation ("Ascendiant-Asia"), whereby we granted to Ascendiant-Asia an exclusive license to PHER-02, our developmental synthetic red blood cell product, the licensed process and all proprietary, formula, developmental, technological, intellectual property and patent rights, and all other applications of the above in certain countries in Asia, including the People's Republic of China, Thailand, Laos, Cambodia, Vietnam, Singapore, Malaysia, Indonesia, North Korea, Burma, Mongolia and Taiwan.

     * On February 20, 2002, we executed and delivered three warrants under which we granted to Richard H. Walker, Mark Bergendahl and Bradley J. Wilhite warrants to acquire 1,000,000 shares each of our common stock at an exercise price of $0.15 per share. The Company estimates the issuance of these warrants for services will result in approximately $330,000 of expenses in the first quarter of 2002.

     * We entered into the following agreements with First York Partners, Inc. ("First York Partners"):

               A 5% Convertible Note for the sum of $25,000 convertible at the lesser of (i) $.08; or (ii) sixty-six and two-thirds percent (66-2/3%) of the average of the closing bid prices as reported by the NASD OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock
               Exchange, New York Stock Exchange or "Pink Sheets"
               (whichever of the foregoing is at the time the principal trading exchange or market for the common stock, the "Principal Market"), or if not then trading on a Principal Market, such other principal market or exchange where the common stock is listed or traded for the five trading days immediately preceding but not including a conversion date. The beneficial conversion feature of the note is estimated to result in $25,000 in additional interest expense;

               A Common Stock Purchase Warrant for the right to purchase 5,937,500 shares of common stock of the Company exercisable at a purchase price of $.08, provided, however, the purchase price shall be adjusted to be sixty-six and two-thirds percent (66-2/3%) of the average of the closing bid prices for the Common Stock as reported for the Principal Market
               (as defined in Section 10(d) of this Warrant) for the five trading days preceding but not including the effective date of the registration statement referred to in Section
               10.1(iv) of the Subscription Agreement. Except in connection with other adjustments set forth in this Warrant the Purchase Price will not be adjusted below $.08. The Company estimates the issuance of the warrants for services will result in approximately $712,000 of expenses in the first quarter of 2002;

               A related Subscription Agreement regarding the 5% convertible note and the Common Stock Purchase Warrant, granting, among other rights, registration rights of the exercise and or conversion of any of the notes and/or warrants described, protection against dilution in certain events, including the payment of dividends or splits or in the event of any merger where we are not the survivor, or any reclassification or capital reorganization, and call provisions for the benefit of the Company;

               A related Fund Escrow Agreement respecting the disbursement of the proceeds of the 5% convertible note and related matters; and

               A $3,750 5% convertible note to Barbara R. Mittman for legal services rendered regarding all of the foregoing on behalf of First York Partners convertible at the lesser of (i) $.08; or (ii) sixty-six and two-thirds percent (66-2/3%) of the average of the closing bid prices as reported by the NASD OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, New York Stock Exchange or "Pink Sheets" (whichever of the foregoing is at the time the principal trading exchange or market for the common stock, the "Principal Market"), or if not then trading on a Principal Market, such other principal market or exchange where the common stock is listed or traded for the five trading days immediately preceding but not including a conversion date.

     * We approved an Engagement Letter to engage Leonard W. Burningham, Esq. to perform certain legal services for us and that included the granting of warrants to Mr. Burningham to purchase 500,000 shares of common stock at the exercise price equal to the lower of 50% of the average bid price of the Company's common stock for the five trading days prior to the exercise of the warrant or $0.08 per share. The Company estimates the issuance of these warrants for services will result in approximately $60,000 of expenses in the first quarter of 2002.

     All of these subsequent event matters were adopted by the Board of Directors at a special meeting held on March 11, 2002, and are fully discussed in an 8-K Current Report of the Company dated March 11, 2002, which is incorporated herein by reference. See Part III, Item 13.

     *    On April 1, 2002, we entered into an Exclusive License
          Agreement (the "Exclusive License Agreement") with
          Ascendiant-South America, LLC, a Nevada limited liability corporation ("Ascendiant-South America"), whereby we granted to Ascendiant-South America an exclusive license to PHER-02, our developmental synthetic red blood cell product, the licensed process and all proprietary, formula, developmental, technological, intellectual property and patent rights, and all other applications of the above South America.

Business.
---------

     We are engaged in the development of a synthetic red blood cell product called "PHER-O2." The development of this product presently comprises our sole business operations. PHER-O2 is composed of perfluoro-decalin molecules, or synthetic red blood cells, purified water and a proprietary, synthetic, fluorinated surfactant, or wetting agent, to hold the emulsion together. Perfluoro-decalin has great oxygen-carrying capacity, yet it can be as much as 25 times smaller than a red blood cell. We believe that PHER-O2 can carry three to four times the oxygen of human blood per unit volume. This increased oxygen-carrying capacity would make PHER-O2 useful in the treatment of heart attacks, strokes, cancer and other diseases for which increased oxygenation is beneficial. We also believe that perfluoro-decalin is effective as an imaging agent in X-ray imaging, nuclear magnetic resonance imaging and CAT scans, without side effects. Our management estimates that PHER-O2 has several other advantages over human blood: that it can be sterilized to be free of disease; that it has the quality of a universal match for all blood types; that it can be mass-produced; and that it can be stored much longer than human blood.

     We are concentrating our research and development efforts on completing the emulsion of perfluoro-decalin and the synthetic surfactants that make up PHER-O2. We completed the compounding of PHER-O2, and we will perform initial gross animal tests, which do not require regulatory approval prior to commencement. However, regulatory agencies may review the data gathered from any of these tests. We plan to manufacture the experimental doses of PHER-O2 required to conduct these tests. Our second phase of development will involve:

     * seeking regulatory approval for gross animal testing and conducting this testing; and

     *    the manufacturing of available product for this testing.

     In our third phase of operations, we intend to continue developing the perfluorocarbon compounds in PHER-O2 in order to optimize its quality. We expect to begin animal safety and efficacy trials in accordance with FDA guidelines and comparable foreign regulatory requirements.

     In our final phase, we intend to:

     *    complete United States testing of PHER-O2;

     * seek all necessary FDA approvals and begin American and Canadian sales for transfusion; and

     * complete overseas testing in China and begin overseas sales there and in other Asian countries.

     In our final phase, we also intend to continue trials to test PHER-O2 for other applications, including transplant organ preservation and treatment of carbon monoxide poisoning, sickle cell anemia, heart attack and stroke. We will have to conduct similar rigorous testing and clinical trials of PHER-O2 for each desired application.

     PHER-O2 has not been tested on animals or humans; nor have we submitted any application to any federal, state or foreign agency to seek authority for such testing. The development process will be time consuming and expensive. It will also be subject to extreme governmental regulation. We will have to prove that our product is safe and efficacious for human use. Until then, we will have no potential for revenues from operations. We can not assure you that we will be able to raise the money necessary to develop PHER-O2 or that, if we raise sufficient funds, that we will ever receive the necessary federal, state or foreign agency approval to manufacture or market the product.

Principal Products or Services and their Markets.
-------------------------------------------------

     We have one lead product, PHER-O2. Our success hinges largely on the success of this product. We can not assure you that it will ever be successful. PHER-O2 is made up of perfluoro-decalin, which is a type of perfluorocarbon that is harmless to humans and the atmosphere, purified water and a proprietary surfactant to hold the emulsion together. Perfluoro-decalin gives the product its oxygen carrying ability. The surfactant is non-toxic and, being fluorinated, helps increase PHER-O2's oxygen carrying capacity and emulsion stability. We believe that the unique chemical nature of PHER-O2 will make it ideal for many medical applications, although each application will be subject to the same types of rigorous testing, clinical trials and governmental regulatory approval process.

     We believe that PHER-O2 has the following advantages over human blood:

     * may carry three to four times the oxygen of human blood per unit volume;

     *    free of HIV, hepatitis and other blood-borne disease;

     *    universal match for all blood types;

     *    may be mass-produced;

     *    may have a three-year shelf life;

     *    may be stored at room temperature;

     *    has controllable circulatory half-life; and

     *    may be 1/25th the size of a red blood cell.

     PHER-O2 is a second generation improved drug from Fluosol-DA, the only synthetic red blood cell approved by the FDA. This approval was completed under the management of our President and CEO, Thomas C. Drees, Ph.D.

     We believe that its unique qualities may make PHER-O2 ideal for blood transfusions and numerous other medical applications, including:

     *     nuclear magnetic resonance imaging;

     *     CAT scans;

     * cardioplegia, or the priming of heart-lung machines in open heart surgery; and

     * treatment of heart attacks, strokes, head and neck tumors and hemorrhagic shock.

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

     Another disadvantage to the use of human blood in transfusions is the waiting period while the donor's blood is being matched to the recipient's. Because we believe that PHER-O2 does not need to be matched to the recipient's blood type, the use of PHER-O2 would eliminate this potentially fatal wait, and increase its use in ambulances, emergency rooms and battle fields.

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

     One of our competitors had obtained in 1989 FDA approval under Dr Drees' management for the use of a similar product in angioplasty, the treatment of blocked arteries with small inflated balloons. This application involves the injection of the blood substitute into the artery past the inflated balloon. As a result, the heart receives more oxygen, the treating physician can keep the balloon inflated longer and the angioplasty is more effective than it would otherwise be. This competitor announced in 1993 that it would no longer manufacture its product, leaving us well positioned in this market segment.

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

Competition.
------------

      Ten years ago there were 15 possible competitors. Five companies are still working to develop alternatives to human blood. They include:

     *     Alliance Pharmaceutical Corporation of San Diego, California,
               (PFC);

     *     Biopure Corporation of Cambridge, Massachusetts, (cows blood);


     * Hemasol, Inc. of Etobicoke, Ontario, Canada (outdated human blood);

     * Northfield Laboratories, Inc. of Evanston, Illinois, (outdated human blood); and

     *     Synthetic Blood International, San Diego, Califronia, (PFC).

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

Furthermore, some of our existing or potential competitors have significantly greater technical and financial resources than we do and may be better able to develop, test, produce and market products. These competitors may develop products that are competitive with or better than our product and that may render our product obsolete. We can provide no assurance that we will be able to compete successfully. At the present time, the above five companies have suspended clinical trials.

Sources and Availability of Raw Materials.
------------------------------------------

     We plan to purchase highly purified medical-grade perfluorocarbons and surfactants from reliable vendors and to emulsify these ingredients in our own or other facilities, depending upon funding. FluoroMed, LP, F2 Chemicals, Ltd. and KC America are qualified medical grade perfluorocarbon vendors. Surfactants are available through several vendors. Because intravenous solutions manufacturing plants are very expensive and FDA approval of these plants is a lengthy process, we intend to hire a third party to package the product in sterile plastic bags with intravenous sets attached. Abbott Laboratories, Baxter, B. Braun Medical Inc., Fresenius Kabi, and Alliance Medical Products, Inc. are a few of the companies with the qualifications and capacity to perform this function. However, we can not assure you that any of these ingredients or services will be available or that they will be available at prices that are low enough to make our operations profitable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

     We filed United States Application Patent Nos. 07/952/403 and 08/230/672, covering PHER-O2, with the United States Patent Office on September 28, 1992 and April 21, 1994, respectively. No patent has been issued, and we may have to amend our patent application before any patent is issued, if ever.

     We filed European Application Patent No. (UK)EPO261802, covering PHER-O2, with the European Patent Office on August 25, 1997. No patent has been issued and, and we may have to amend our patent application before any patent is issued, if ever.

     We have formulated certain proprietary surfactants during the course of our research and development activities. The surfactant is mixed with the basic chemical of our product, perfluoro-decalin, to maintain the small particle size in the emulsion of PHER-O2 because the particle size of decalin alone in the blood stream may quickly increase in size and block arteries and veins.

     There is a dispute over the ownership of certain of these inventions with Battelle Memorial Institute, the firm that we previously engaged to conduct research and development for us on PHER-O2. We intend to pursue our rights to all of these inventions. We clearly own five formulas, and the dispute is over eight others which are very expensive and may never be used.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

     The FDA and comparable foreign agencies require laboratory testing, animal and human clinical testing and other costly and time-consuming procedures before biomedical products such as PHER-O2 can be marketed. To date, we have not begun any of these procedures. Our plan for obtaining FDA and overseas approval of PHER-O2 is set forth under the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation."

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

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

     Regulation by governmental authorities in the United States and foreign countries will significantly affect our ability to manufacture and market our product and to conduct our ongoing research and product development activities. Our lead product, PHER-O2, will require regulatory approval by appropriate governmental agencies before it can be commercialized. Human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal, state and foreign statutes also govern or influence the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The process of obtaining these approvals is costly and time consuming. In addition, ongoing compliance with these requirements can require the expenditure of substantial resources. If we or our collaborators or licensees fail to obtain or experience delay in obtaining required regulatory approvals the marketing of our product and our ability to derive product or royalty revenue would be severely limited.

     Pre-clinical testing is generally conducted in animal or in vitro models to evaluate the potential efficacy and safety of a compound before it is administered to humans. The results of these studies are submitted to the FDA as part of an Investigational New Drug application ("New Drug Application"), which must be approved before human clinical testing can begin.
No tests of any nature whatsoever have yet been run on PHER-O2, except, successful stability tests.

     Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the New Drug Application. Further, each clinical study must be conducted under the auspices of an independent investigational review board at the institution where the study will be conducted. Consideration will be given to ethical factors, the safety of human subjects and the possible liability of the institution, among other things.

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

Research and Development Expenses.
----------------------------------

     Since inception we have expended a total of approximately $1,199,297 on research and development. During years ended December 31, 2001 and 2000, research and development expense was $188,007 and $67,485, respectively. None of these costs were borne by customers or others.

Number of Employees.
--------------------

     We presently have three employees, our Chairman, President and CEO, Thomas C. Drees, Ph.D.; our Chief Financial Officer, David E. Nelson; and our Vice Chairman and Secretary/Treasurer, Anthony G. Hargreaves. Dr. Drees and Mr. Hargreaves are employed full time. If we are able to commence initial animal testing and manufacturing of this product for these tests, we will need additional employees. We are presently unable to estimate the exact number of employees that we may need for these services.

Item 2.  Description of Property.
         ------------------------

     We lease approximately 970 square feet of office space located at 101 East Green Street, Suite 11, Pasadena California, 91105, at a base rent of $1,764.20 per month. The lease runs through April 30, 2004.
Item 3.  Legal Proceedings.
         ------------------

     We are not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or other person who may be deemed to be our "affiliate" or who is the owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

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

     The range of high and low bid quotations for the Company's common stock during the each quarter of the year ended December 31, 1999, each quarter of the calendar year ended December 31, 2000, and each quarter of the calendar year ended December 31, 2001, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---

March 31, 1999                          $0.16               $0.10

June 30, 1999                           $0.11               $0.08

September 30, 1999                      $0.09               $0.07

December 31, 1999                       $0.50               $0.09

March 31, 2000                          $1.90625            $0.23

June 30, 2000                           $1.50               $0.625
September 30, 2000                      $0.8125             $0.3125

December 31, 2000                       $0.22               $0.665

March 31, 2001                          $.32                $.1875

June 30, 2001                           $.50                $.17

September 30, 2001                      $.32                $.15

December 31, 2001                       $.21                $.11

          * The future sale of presently outstanding "restricted securities" (common stock) of the Company by present members of management and others may have an adverse effect on any market in the shares of common stock of the Company. See the heading " Recent Sales of Unregistered Securities," below.

Recent Sales of Unregistered Securities.
----------------------------------------

     The following "restricted securities" of the Company were sold during the past three calendar years:

                         Number of
Name                   Shares or Units         Date            Consideration
----                   ---------------         ----            -------------
Nine subscribers        52,777                  4/28/99         $  9,499
under Rule 506
offering

12 subscribers          46,329                  5/31/00         $ 23,900
under Rule 506
offering

Four subscribers     1,635,970 (2)               9/1/00         $817,985
under Laidlaw
Offering

Five members of
the Advisory Board     530,000 (3)              11/2000-1/2002  Services

NB, Inc.               250,000 (4)               5/2001         Services

Laidlaw Global
Securities, Inc.       327,194 (2)               5/2001         Warrant Ex

Five subscribers       840,195 (5)              11/2001         Sub-Merger
from California
Corporation

          (1) Various prices from $0.10 to $0.25 per share in cash and/or services.

          (2) We sold 1,635,970 units in the Laidlaw Private Offering. Each unit consisted of two shares of our common stock and one redeemable warrant entitling the holder to purchase one share of our common stock at a price of $0.40 per share. This exercise price has been reduced to $0.35 per share because the Company's registration statement was not filed within 30 days of the closing of the offering. Laidlaw received warrants to acquire 10% of these units as part of its compensation.

          (3) See the caption "Executive Compensation" of the Registration Statement.

          (4) Miscellaneous public relations services.

          (5) Issued in connection with the acquisition of the remaining 6% interest in our 94%-owned subsidiary, Sanguine California.

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

Holders.
--------

     The number of record holders of the Company's common stock as of March 27, 2002, was approximately 525.

Dividends.
----------

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     We have not commenced planned principal operations, but have made good progress since the end of fiscal 1998, in formation and stability testing.

     Our proposed plan of operation is composed of three "stages," each of which coincides with a specific milestone in the process of developing PHER-O2. Each of these stages will begin subject to available funding. Each stage, and the projected cost of each, is as follows:

          Stage A (approximately one year): In the first six months, we have completed the development of perfluoro-decalin and the synthetic surfactants that make up PHER-O2, manufactured experimental doses and will perform preliminary animal tests in accordance with FDA and overseas regulations. In the second six months, we will produce optimal quantities and conduct animal safety and efficacy trials in accordance with FDA and overseas requirements. During the course of Stage A, we estimate that our increased technical, administrative, sales/marketing and manufacturing requirements will require us to the hire a few additional employees. Estimated cost is $1,500,000, divided as follows: Completing the surfactant formulation and the manufacture of sufficient product for initial testing, $500,000; animal safety and efficacy trials through a sub-contractor, $600,000; and administrative, patent and proprietary right protection and marketing costs, $400,000.

          Stage B (approximately one year): In the second year, we intend to prepare New Drug Applications for FDA, European, Chinese and South American approval, conducted in the United States and overseas. During this period, we also plan to submit license applications for transfusion with overseas authorities, begin production of PHER-O2 itself or with our subcontractors and submit a New Drug Application for PHER-O2 in the United States. During the course of Stage B, we estimate that we will need to hire a few additional employees. Estimated cost is $5,000,000, divided as follows: Prepare and file United States, European, Chinese and South American New Drug Applications, $600,000; conduct human safety and efficacy trials through a subcontractor in the United States and overseas, $3,200,000; set-up pilot facility, or subcontract, to manufacture small quantities of PHER-O2 for use in testing and in connection with the New Drug Applications, $500,000; submit license applications for use of PHER-O2 in transfusions overseas, $200,000; and administrative, patent and proprietary right protection and marketing costs, $500,000.

          Stage C (approximately one year): In the third year, we plan to complete overseas testing of PHER-O2, begin sales in Europe, China, and South America and other overseas areas that may have approved PHER-O2 by this time and may begin construction of facility for manufacturing, storing, inspecting and shipping PHER-O2. During the course of Stage C, we estimate that we will need to hire additional employees. During the third year, we plan to complete testing of PHER-O2 in the United States and receive all necessary FDA approvals and begin American, South American, Chinese and Canadian sales for cancer treatment and angioplasty. During this period, we also plan to subcontract this process, and continue trials of other PHER-O2 applications, including transplant organ preservation and treatment of carbon monoxide poisoning, sickle cell anemia, stroke and heart attack. The estimated cost for Stage C is $25,000,000, divided as follows: Complete human safety and efficacy clinical trials and obtain United States and overseas agency approval of PHER-O2, $13,000,000; subcontract with major emulsifying firm, $5,000,000; recruit and train sales force of the United States and foreign markets, $5,000,000; and administrative, patent and proprietary right protection and marketing costs, $2,000,000.

     These cost estimates are based upon the prior experience of Thomas C. Drees, Ph.D., our President and CEO. Dr. Drees has more than 30 years' experience in the blood industry.

     Our plan of operation for the next 12 months is to:

     *     manufacture experimental doses of  PHER-O2; and

     *     perform preliminary animal tests in accordance with FDA and

     *     comparable foreign overseas regulations.

     In January, 2001, we engaged IriSys, Inc. ("IriSys") to provide us with expertise in preformulation development, analytical chemistry and stability protocol design and testing, including preparation of regulatory standards required to achieve regulatory compliance for our principal product, PHER-O2, to produce bottled PHER-02 for animal trials, and to conduct stability trials. We were successful in developing improved formulations of our surfactants.

     In March, 2002, we granted an Exclusive License Agreement for parts of Asia regarding PHER-02 and related technology and patents to Ascendiant-Asia and Ascendiant-South America.

     Our ability to carry out our plan depends entirely upon our ability to obtain additional substantial equity, debt financing or royalties. We can not assure you that we will receive this financing, and except for the possibility of receiving funds from the exercise of outstanding warrants, we do not have any arrangements that would ensure us any funding. If we do not receive it, we will not be able to proceed with our business plans.

Results of Operations.
----------------------

     Revenues for the calendar years ending December 31, 2001 and 2000 were $0 and $0, respectively. We had no material operations, except the research and development activities related to our subcontracted research and development of our product.

     We realized a net loss of ($1,037,570), with a loss of ($.04) per share during the calendar year ended December 31, 2001, and a net loss of $(1,444,616), with a loss of $(0.06) per share for the year ending
December 31, 2000.

     Our research and development expenses were $188,007 in 2001, compared to $67,485 in 2000. The increase in 2001 was for developmental expenses related to our research and development contract with IriSys.

Liquidity.
----------

     As of December 31, 2001, we had $23,445 in cash, with $2,100,989 in current liabilities.

     During the calendar year ended December 31, 2001, we had net expenses of $918,166, while receiving $0 in revenues. We received no revenues, and had total expenses of $1,409,670 during the calendar year ended December 31, 2000.

     Cash resources at December 31, 2001 and 2000 were $23,445 and $531,952, respectively. Liquidity was provided through the sale of our common stock in 2000 in the net amount of $635,320.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2001, and December 31, 2000

          Independent Auditors Report

          Balance Sheet - December 31, 2001 and 2000

          Statements of Operations Accumulated for the Period January 18, 1990 to December 31, 2001
          and the Years ended December 31, 2001
          and 2000

          Statements of Stockholders' Equity January 18,
          1990 to December 31, 2001

          Statements of Cash Flows Accumulated for the
          Period January 18, 1990 to December 31, 2001
          and the Years Ended December 31, 2001 and 2000

          Notes to Financial Statements

                      SANGUINE CORPORATION
                Consolidated Financial Statements
                    December 31, 2001 and 2000

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


Independent Auditors' Report                                      F-2

Consolidated Balance Sheet                                        F-4

Consolidated Statement of Operations                              F-5

Consolidated Statement of Stockholders' Deficit                   F-6

Consolidated Statement of Cash Flows                              F-9

Notes to Consolidated Financial Statements                        F-10

                                                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Sanguine Corporation

We have audited the accompanying consolidated balance sheet of Sanguine Corporation (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and cumulative amounts from January 18, 1990 (date of commencement of development stage) through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanguine Corporation as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended and cumulative amounts from January 18, 1990 (date of commencement of development stage) through December 31, 2001, in conformity with generally accepted accounting principles of the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a deficit in working capital, a stockholders' deficit, has not generated revenues from operations, and has incurred significant losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/TANNER + CO.
Salt Lake City, Utah
March 12, 2002

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                    Consolidated Balance Sheet

                                                                  December 31,

-----------------------------------------------------------------------------
                      Assets                         2001          2000

Current assets - cash                                $23,445        $531,952
Prepaid expense                                       69,375               -

                                                      92,820         531,952

Property and equipment less accumulated
 depreciation of $4,609 for 2001 and 2000                  -               -

                                                     $92,820        $531,952

            Liabilities and Stockholders' Deficit

Current liabilities:
     Related party payables                         $192,548        $136,845
     Accrued salaries                                644,000         584,000
     Accrued interest payable                        172,095          59,695
     Other accrued expenses                            2,369           2,369
     Notes payable                                 1,089,977         938,143

                Total current liabilities          2,100,989       1,721,052

Commitments                                                -               -

Stockholders' deficit:

       Common stock 100,000,000 shares
         authorized, $.001 par value;
         30,603,577 and 28,111,188
         shares issued and outstanding,
         respectively                                 30,604          28,111
       Paid-in capital                             2,152,824       1,936,816
       Deficit accumulated during the
         development stage                        (4,191,597)     (3,154,027)

                 Total stockholders' deficit      (2,008,169)     (1,189,100)

                 Total liabilities and
                   stockholders' deficit             $92,820        $531,952

          See accompanying notes to consolidated financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                          Consolidated Statement of Operations

                                    Years Ended December 31,
                                       2001          2000        Cumulative
                                                                   Amounts
Revenue                             $        -   $        -     $  150,000

Research and development              (188,007)     (67,485)    (1,199,297)

Consulting                            (369,125)    (369,000)    (1,035,645)

General and administrative expenses   (361,034)    (973,185)    (2,077,039)

         Loss from operations         (918,166)  (1,409,670)    (4,161,981)

Other income (expense):

       Interest income                  12,831        9,780         27,453
       Interest expense               (132,235)     (44,726)      (263,534)

         Loss before benefit for
                income taxes        (1,037,570)  (1,444,616)    (4,398,062)

Benefit for income taxes                     -            -              -

         Net loss                  $(1,037,570) $(1,444,616)   $(4,398,062)

         Loss per common share -
         basic and diluted         $      (.04)   $    (.06)

         Weighted average shares
         - basic and diluted        28,783,000   25,073,000

          See accompanying notes to consolidated financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                               Consolidated Statement of Stockholders' Deficit

                                                       Period January 18, 1990
                                   (Date of Commencement of Development Stage)
                                                     Through December 31, 2001
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

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                               Consolidated Statement of Stockholders' Deficit

                                                       Period January 18, 1990
                                   (Date of Commencement of Development Stage)
                                                     Through December 31, 2001

                                                          Deficit
                                                        Accumulated
                                             Additional During the
                              Common Stock     Paid In  Development
                           Shares     Amount   Capital     Stage      Total

Balance, December 31,
1995                    19,562,859  19,562    513,847    (748,879)   (215,470)

Common Stock Issued for:
Cash ($.25 per share)       10,000      10      2,490           -       2,500
Debt and payables ($.25
per share)                 325,506     326     80,605           -      80,931
Services ($0 per share)    979,358     979          -           -         979

Net Loss                         -       -          -    (210,017)   (210,017)

Balance, December 31,
1996                    20,877,723  20,877    596,942    (958,896)   (341,077)

Common stock Issued
for Services ($.09 per
share)                     100,000     100      9,234           -       9,334

Net Loss                         -       -          -    (166,212)   (166,212)

Balance, December 31,
1997                    20,977,723  20,977    606,176  (1,125,108)   (497,955)


Common Stock issued for:
Cash ($.10 per share)    1,218,000   1,218    120,982           -     122,200
Debt and payables ($.22
per share)                 240,000     240     52,887           -      53,127
Services ($.12 per share)  674,494     675     77,952           -      78,627

Shares canceled           (100,000)   (100)       100           -           -

Net Loss                         -       -          -  (  366,439)   (366,439)

Balance, December 31,
1998                    23,010,217  23,010    858,097  (1,491,547)   (610,440)

Common Stock issued for:
Cash ($.18 per share)       52,777      53      9,447           -       9,500
Services ($0.10 per share) 100,000     100      9,900           -      10,000

Net Loss                         -       -          -  (  217,864)   (217,864)

Balance, December 31,
1999                    23,162,994 $23,163  $ 877,444 ($1,709,411)   (808,804)

Common stock issued for:
Cash ($.19 per share)    3,318,269   3,318    632,002           -     635,320
Services ($.26 per share)1,629,925   1,630    427,370           -     429,000

Net loss                         -       -          -  (1,444,616) (1,444,616)

Balance at December 31,
2000                    28,111,188 $28,111 $1,936,816 $(3,154,027)$(1,189,100)

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                               Consolidated Statement of Stockholders' Deficit

                                                       Period January 18, 1990
                                   (Date of Commencement of Development Stage)
                                                     Through December 31, 2001

                                                          Deficit
                                                        Accumulated
                                             Additional During the
                              Common Stock     Paid In  Development
                           Shares     Amount   Capital     Stage      Total

Common stock issued for:
 Services ($.25 per share) 125,000     126     31,125           -      31,251
 Services ($.23 per share)  75,000      75     17,175           -      17,250
 Services ($.13 per share) 825,000     825    103,125           -     103,950
 Services ($.17 per share)  50,000      50      8,500           -       8,550
 Prepaid services ($.23
  per share)               250,000     250     57,250           -      57,500
 Commission of private
  placement sale of common
  stock in 2000            327,194     327       (327)          -           -
 Acquisition of subsidiary
  stock held by minority
  shareholders             840,195     840       (840)          -           -

Net Loss                         -       -          -  (1,037,570) (1,037,570)

Balance at December 31,
2001                    30,603,577 $30,604 $2,152,824 $(4,191,597)$(2,008,169)

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                          Consolidated Statement of Cash Flows

                                        Years Ended December 31
                                             2001          2000    Cumulative
                                                                     Amounts
Cash flows from operating activities:

Net loss                                 $(1,037,570)$(1,444,616) $(4,191,597)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                   -           -        4,609
   Common stock issued for services          161,001     429,000    1,027,802
   Note payable issued for services                -     699,200      699,200
   Recognition of prepaid services           208,125           -      208,125
   Increase (decrease) in:
       Accounts payable                       55,703      58,165      192,549
       Accrued interest payable              112,400      20,815      172,095
       Accrued liabilities                         -       2,369        2,369
       Accrued salaries                       60,000      60,000      644,000

       Net cash used in
       operating activities                 (440,341)   (175,067)  (1,240,848)

Cash flows from investing activities-              -           -       (4,609)

Cash flows from financing activities:

       Increase (decrease) in notes
       payable                               (68,166)     70,637      170,777
       Issuance of common stock                    -     635,320    1,097,375
       Contributed capital                         -           -          750

       Net cash provided by
       financing activities                  (68,166)    705,957    1,268,902

       Net (decrease) increase in cash      (508,507)    530,890       23,445

Cash, beginning of period                   531,952        1,062           -

Cash, end of period                        $ 23,445     $531,952    $ 23,445

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2001 and 2000


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

On June 14, 1993, the Company entered into an Agreement and Plan of Reorganization, wherein it was agreed that Sanguine Corporation (a Nevada Corporation) would issue 14,589,775 shares of its common stock to acquire 94% of the issued and outstanding shares of stock of Sanguine Corporation (a California Corporation). During the year ended December 31, 2001, the Company acquired the remaining 6% of the California corporation in exchange for the issuance of 840,195 shares of common stock.

Development Stage Company

The Company is considered a development stage Company as defined in SFAS No.
7. The Company is devoting substantially all of its efforts to research and development and obtaining financing. Principal operations have not commenced and no significant revenues have been derived from operations since inception. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

                                                    December 31, 2001 and 2000


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

Loss Per Share

The computation of basic loss per common share is based on the weighted average number of shares outstanding during each period.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2001 and 2000

1.     Organization and Significant Accounting Policies Continued

Loss Per Share-continued

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase, 2,270,209 shares of common stock at prices ranging from $.1275 to $.40 per share were outstanding at December 31, 2001 and 2000, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

Reclassifications

Certain amounts in the 2000 financial statements have been reclassified to conform with the presentation of the current year financial statements.

2.     Going Concern

As of December 31, 2001, the Company's revenue generating activities are not in place, and the Company has substantial recurring net losses from operations. In addition, the Company had an accumulated deficit and a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2001 and 2000


3.     Prepaid Expense

In April 2001, the Company entered into two consulting agreements in which the consultants would provide financial, general business, and strategic planning services. As compensation for one consulting agreement, the Company issued 250,000 shares of its common stock at $0.23 per share. The Company recorded $57,500 of prepaid expense and has recognized the expense ratably over the one year term of the consulting agreement. For the second consulting agreement, the Company's President transferred 1,000,000 of his personal shares of common stock in the Company as prepayment of the consulting fees. The Company recorded $220,000 of prepaid expense and a note payable to the Company's President based on the current market price of the Company's common stock of $0.22 per share (see note 4). The Company has recognized the expense ratably over the one year term of the consulting agreement. At December 31, 2001 the Company continued to carry $69,375 of prepaid expense and had recognized $208,125 of consulting expense related to these agreements.

4.    Notes Payable

Notes payable consist of the following as of December 31,:

                                                 2001           2000

          Unsecured note payable to an officer
          of the Company due on demand, payable
          through the issuance of 1,600,000 shares
          of common stock as repayment for
          personally - held shares of the officer
          that were issued as payment of a Company
          obligation; the face value of the note is
          based on the market price per share on the
          date of transfer by the officer; interest
          is computed at 12% per year               $699,200   $      -

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2001 and 2000

4.   Notes payable continued

          Unsecured note payable to an officer of
          the Company, due on demand, payable
          through the issuance of 1,000,000 shares
          of common stock as repayment for
          personally-held shares of the officer that
          were issued as payment of a Company
          obligation; the face value of the note is
          based on the market price per share on the
          date of transfer by the officer; interest
          is computed at 12% per year                 220,000           -

          Unsecured notes payable to an
          officer of the Company, due on demand,
          interest at 12% per annum                   198,943      128,306

          Unsecured note payable to an
          individual, due on demand,
          interest at 10% per annum,
          convertible into common stock
          at $.4252 per share.                         15,000       15,000

          Unsecured note payable to a
          partnership, due on demand,
          at 12% per annum interest                    25,000       25,000

                                                     $938,143     $168,306
5.     Income Taxes

The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:

                                         Years Ended
                                         December 31,
                                      2001          2000    Cumulative Amounts
          Income tax benefit at
           statutory rate           $387,000     $539,000       $1,640,000

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2001 and 2000

          Expiration of net operating
            loss carryforwards             -           -         (247,000)
          Change in valuation
            allowance               (387,000)   (539,000)      (1,393,000)
                                    $      -     $     -         $      -

          Deferred tax assets are comprised of the following:

                                                    December 31,
                                                 2001            2000
          Net operating loss
          carryforwards                        $1,153,000        $788,000
          Accrued officers' salaries              240,000         218,000
          Valuation allowance                  (1,393,000      (1,006,000)
                                               $      -        $      -

At December 31, 2001, the Company had net operating loss carryforwards of approximately $3,091,000. These carryforwards are available to offset future taxable income and begin to expire in 2007. The amount of the loss carryforwards which may be used is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of a substantial change in ownership that took place in a prior year.

A valuation allowance has been established that offsets the net deferred tax asset because there is significant uncertainty surrounding its ultimate realization. The uncertainty is caused by the Company's recurring losses and the annual limits referred to above.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2001 and 2000


6.     Related Party Transactions

At December 31, 2001 and 2000, related party notes payable consist of the following:

Unsecured note payable to an officer of the Company due on demand, payable through the issuance of 1,600,000 shares of common stock as repayment for personally - held shares of the officer that were issued as payment of a Company obligation. The face value of the note of $699,200 is based on the market price per share on the date of transfer by the officer. Interest is computed at 12% per year.

Unsecured note payable to an officer of the Company, due on demand, payable through the issuance of 1,000,000 shares of common stock as repayment for personally-held shares of the officer that were issued as payment of a Company obligation. The face value of the note of $220,000 is based on the market price per share on the date of transfer by the officer. Interest is computed at 12% per year.

Unsecured notes payable to an officer of the Company in the amount of $198,943, due on demand, with interest at 12% per year.

Accrued interest on the related party notes total $166,510 and $58,941 at December 31, 2001 and 2000, respectively, while interest expense on the notes totaled $127,735 and $40,226 for the years ended December 31, 2001 and 2000, respectively.

Accounts payable included amounts owed to officers of the Company as reimbursement of Company expenses paid by such officers of $192,548 and $136,845, respectively.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2001 and 2000

7.     Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

                                             Years Ended
                                             December 31,
                                           2001       2000  Cumulative Amounts
          Interest                        $19,834   $5,171        $114,883
          Income taxes                    $    -    $    -        $     -

During the year ended December 31, 2001:

     * The Company issued 250,000 shares of common stock valued at $57,500 as pre-payment of consulting services. Such prepaid consulting services are being recognized over the term of the consulting agreement, which is 1 year.

     * The Company recorded a note payable of $220,000 for repayment of 1,000,000 shares of common stock personally held by an officer of the Company issued as pre-payment of consulting services for the Company. Such prepaid consulting services are being recognized over the term of the consulting agreement, which is 1 year.

8.     Minority Interest

Sanguine Corporation (California) had a total of 6,586,800 shares of its common stock issued and outstanding at June 14, 1993. Pursuant to the Agreement and Plan of Reorganization, Sanguine Corporation (Nevada) acquired 6,200,000 of the issued and outstanding shares. The resulting 386,800 shares of minority interest in the California Corporation represented approximately six percent (6%) of the Company's outstanding stock. No provision for minority interest has been made on the financial statements because of the losses incurred in the presented periods and the deficit stockholders' equity of California.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2001 and 2000
8.   Minority Interest Continued

In November 2001 Sanguine Corporation (Nevada) acquired the remaining 386,800 shares of Sanguine Corporation (California) through the issuance of 840,195 shares of common stock. As of that date, Sanguine Corporation (California) became a 100% owned subsidiary.

9.     Commitments

Operating Leases

The Company leases office space under an operating lease agreement. Future minimum rental payments under the noncancellable operating lease as of December 31, 2001 is approximately as follows:

           Year Ending December 31,                         Amount
                   2002                                      21,318
                   2003                                      21,900
                   2004                                       7,364

                      Total future minimum rental payments  $50,582

Rent expense related to operating leases was approximately $21,000 and $13,000 for the years ended December 31, 2001 and 2000, respectively.

At the present time the Company's President reimburses the Company $596 each month for space he utilizes for non company purposes.

Employment Agreements

As of December 31, 2001, the Company has two employment agreements with officers. The agreements provide for the payment of salaries, stock and stock options and have terms which shall continue until January 2007.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2001 and 2000

10.     Stock Options and Warrants

Pursuant to the Agreement and Plan of Reorganization dated June 14, 1993, the Company issued an option to an officer of the Company to purchase 470,642
shares of its common stock at $.1275 per share.   The option expires on
September 22, 2006. The option issued by Sanguine Corporation (Nevada Corporation) replaced options issued by the California Corporation to an officer as part of his compensation for services. When the option was issued by the Company the shares of the Company had no market value.

In connection with the Company's September 2000 private placement, 1,799,567 warrants to purchase the common stock were issued. The warrants are exercisable at $0.35 per share, and expire August 29, 2004. At December 31, 2001 all of the warrants remain outstanding.

The following table summarized information about stock options and warrants outstanding at December 31, 2001:

                           Outstanding                   Exercisable
                                 Weighted
                                  Average   Weighted                 Weighted
            Range                Remaining  Average                  Average
           Exercise    Number   Contractual Exercise    Number   Excercisable
            Prices  Outstanding     Life      Price  Exercisable      Price
            $.1275     470,642    4.7 years  $.1275   470,642      $.1275
             .35     1,799,567    2.7 years   .35   1,799,567       .35

         $.1275-.35  2,270,209    3.1 years  $.30   2,270,209      $.30

11.    Fair Value of Financial Instruments

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

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2001 and 2000

12.    Subsequent Events

On March 11, 2002, the Company entered into the following transactions:

In order to engage the services of certain individuals and entities for their assistance in capital raising activities the Company entered into the following transactions:

* The Company entered into an exclusive license agreement with an entity by granting the exclusive license rights to its PHER-02 product and associated processes and technologies. This entity has been granted this exclusive license for Asia, including the People's Republic of China, Thailand, Laos, Cambodia, Vietnam, Singapore, Malaysia, Indonesia, North Korea, Burma, Mongolia and Taiwan.

* The Company issued three warrants to purchase an aggregate of 3,000,000 shares of the Company's common stock to individuals related to the entity that received the exclusive license rights of the Company's PHER-02 product in Asia. The warrants are exercisable at a price of $0.15 per share and expire February 21, 2005. The warrants also have a call provision, which the Company can exercise and require the holders of the warrants to exercise their warrants if at any time the Company's common stock trades for an amount equal to or greater than $1.00 per share for 10 consecutive trading days. The Company estimates the issuance of these warrants for services will result in approximately $330,000 of expenses in the first quarter of 2002.

* The Company has entered into a convertible note agreement providing for the receipt of $25,000 in exchange for a 5% convertible note and warrants to purchase 5,937,500 shares of common stock at an exercise price of the greater of $0.08 or 66 2/3% of the five-day trading average of the Company's common stock. The note is convertible into common stock of the Company at the lesser of $0.08 or 66 2/3% of the five-day trading average of the Company's common stock. The Company estimates the issuance of these warrants for services will result in approximately $712,000 of expenses in the first quarter of 2002. In addtion, the beneficial conversion feature of the note is estimated to result in $25,000 in additional interest expense.

In order to pay for ongoing legal services, the Company entered into the following transactions:

* The Company has entered into an agreement whereby the Company has issued a warrant to an individual to acquire up to 500,000 shares of the Company's common stock for services. The exercise price of the warrant is the lower of 50% of the average bid price of the Company's common stock for the five trading days prior to the exercise of the warrant or $0.08 per share. The warrant expires March 11, 2005. The Company estimates that the issuance of these warrants for services will result in approximately $60,000 of expense in the first quarter of 2002.

* The Company has entered into a convertible note agreement providing for the receipt of $3,750 of legal services in exchange for a 5% convertible note. The note is convertible into common stock of the Company at the lesser of $0.08 or 66 2/3% of the five-day trading average of the Company's common stock.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements

                                                    December 31, 2001 and 2000


13.    Recent Accounting Pronouncements

In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, the Company has no recorded goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations in any future acquisitions.

The FASB recently issued FASB Statement No. 143 Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applied to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002. Currently, the Company has no tangible long lived assets and will assess how the adoptions SFAS 143 will impact its financial position and future operations.

The FASB recently issued FASB Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management has not determined the potential impact on financial position or results of operations.

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


Directors and Executive Officers.
---------------------------------

                                               Date of          Date of
                            Positions         Election or      Termination
  Name                      Held              Designation      or Resignation
  ----                      ----              -----------      --------------
Thomas C. Drees,            CEO                    6/93              *
Ph.D., MBA                  President              1/98              *
                            Chairman              11/95              *
                            Director               6/93              *

Anthony G. Hargreaves       Vice Chairman          9/00              *
                            Vice President         6/93              *
                            Secretary/             6/93              *
                            Treasurer              6/93              *
                            Director               6/93              *
                            Chief Financial        6/94             3/96
                            Officer

Rear Admiral (Retired)      COO                   10/00             6/01
Merton Dick Van Orden       Director              10/00             6/01

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

Medical Advisory and Applications Board of Directors.
-----------------------------------------------------

                                               Date of          Date of
                            Positions         Election or      Termination
  Name                      Held              Designation      or Resignation
  ----                      ----              -----------      --------------
Rear Admiral (Retired)      Chairman             10/00              6/01
Merton Dick Van Orden

Craig Morrison, M.D.        Member               10/00               *

William Regelson, M.D.      Member               10/00               *

Leon Cass Terry, M.D.,      Member               10/00               *
Ph.D.

Herbert J. Meiselman,       Member               10/00               *
Sc.D.

Joseph P. O'Malley, M.D.    Member               6/01                *

Business Experience.
--------------------

     Thomas C. Drees, Ph.D., MBA, Chairman, President, CEO and a Director. Dr. Drees, age 73, is the founder of Sanguine California. Dr. Drees was Vice President and General Manager of Abbott Scientific Products Division, collector of blood plasma derivatives and manufacturer of human blood derivatives from 1973 to 1978. From 1978 to 1984, he was the President and CEO of Alpha Therapeutics Corporation, a subsidiary of Green Cross Corporation of Japan and the developer of Fluosol DA 20, the only FDA-approved synthetic blood product. For 29 years, Dr. Drees has been involved at top management levels with the collection, manufacture and marketing of human blood plasma derivatives. He has written many publications on the subject, including the widely-acclaimed book "Blood Plasma: The Promise and the Politics," Ashley Books, New York, 1983.

     Anthony G. Hargreaves, Vice Chairman, Vice President, Secretary/Treasurer and Director. Mr. Hargreaves is 74 years of age. He is a former Royal Marine Officer with long experience in marketing, trust department banking (with Bank of America) and group insurance sales management (with the Connecticut General Life Insurance Company). His medical background includes service as General Manager of VK Limited in Pasadena, California, where Mr. Hargreaves helped secure funding for a wearable, continuously operating artificial kidney machine. In the early 1980's, Mr. Hargreaves organized and scripted telemarketing sales of various products to retail stores throughout the United States.

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

     Joseph P. O'Malley, M.D., Advisory Board Member, is 70 years of age. Mr. O'Malley graduated from Harvard Medical School, cum laude, served 25 years with the National Institute of Health and the Federal Drug Administration and 15 years with the American Red Cross as Regulatory Head of blood services.

Family Relationships.
---------------------

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

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

     The following table shows the aggregate compensation that we have paid to directors and executive officers for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Thomas C.
Drees, Ph.D,12/31/01    *     0     0     0      0     0   0
MBA, CEO,   12/31/00    *     0     0     0      0     0   0
President
and Chairman
of the Board

Anthony G.
Hargreaves, 12/31/01   72000  0     0      0     0     0   0
Vice Pres., 12/31/00   24000  0     0   300000   0     0   0
Sec./Tres.
and Director

David E.
Nelson, CPA 12/31/01    0     0     0      0     0     0   0
CFO and     12/31/00    0     0     0   100000   0     0   0
Director

Edward L.
Kunkel, Esq.12/31/01    0     0     0     0      0     0   0
Director    12/31/00    0     0     0     0      0     0   0
Merton Dick 12/31/01    0     0     0   50000    0     0   0
Van Orden,  12/31/00    0     0     0   25000    0     0   0
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

     Effective October 1, 2000, while serving on the Advisory Board, Merton Dick Van Orden were to receive 25,000 "unregistered" and "restricted" shares of our common stock per quarter, and Messrs. Morrison, Meiselman, Regelsen and Terry will receive 12,500 unregistered" and "restricted" shares of our common stock per quarter, for service on the Medical Advisory and Applications Board of Directors. For services rendered prior to their designation to the Advisory Board, Mr. Van Orden was issued an additional 25,000 shares; Messrs. Morrison, Meiselman and Terry will each receive an additional 12,500 shares; and Dr. Regelsen will receive an additional 37,500 shares. Mr. Van Orden resigned to pursue other activities on June 1, 2001.

Employment Contracts.
---------------------

     On September 23, 1993, our Board of Directors entered into Employment Agreements with Dr. Drees and Mr. Hargreaves for a seven-year period beginning on August 1, 1993. These Employment Agreements have been extended through January 22, 2007.

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

     As of December 31, 2000, a total of $584,000 in salaries had accrued; and as of December 31, 2001, a total of $644,000 in salaries had accrued; Mr. Hargreaves was paid $24,000 during fiscal 2000; and $72,000 in fiscal 2001.

     On June 10, 2000, 300,000 shares of common stock were issued to Mr.

Hargreaves for additional services valued at $75,000. These shares were registered on Form S-8 of the Securities and Exchange Commission and were subject to lock-up conditions prohibiting their public resale until May 7, 2001.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act, have been duly filed. However, the following filings were filed later than their due dates:

                                            Date Report        Date Report
Filer                 Transaction               Due               Filed
-----                 -----------               ---               -----


Thomas C. Drees       Disposition of            4/01           6/12/01
Ph.D.                 1,000,000 shares


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the Report:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------


                                         Number of Shares        Percent
Name and Address                        Beneficially Owned       of Class (1)
----------------                        ------------------       --------

Thomas C. Drees, Ph.D., MBA                    9,289,133            27.9%
101 East Green Street, #11
Pasadena, California  91105

Anthony G. Hargreaves                          1,701,979             5.1%
101 East Green Street, #11
Pasadena, California  91105

David E. Nelson, CPA                                 150              .0%
528 14th Avenue
Salt Lake City, Utah  84103

Edward L. Kunkel, Esq.                            60,000              .2%
16 N. Marengo Ave, #517
Pasadena, California  91103
                                              __________            ______
All directors and officers as a group
(five persons)                                11,151,262            33.5%

                         FIVE PERCENT STOCKHOLDERS
                         -------------------------


                                         Number of Shares         Percent
Name and Address                        Beneficially Owned       of Class *
----------------                        ------------------       --------
Thomas C. Drees, Ph.D., MBA                    9,389,133            27.9%
101 East Green Street, #11
Pasadena, California  91105

Anthony G. Hargreaves                          1,701,979             5.1%
101 East Green Street, #11
Pasadena, California  91105

                                              __________            ______
Total of all five percent                     11,091,112            33.3%
stockholders

         * Based upon 30,723,607 shares of outstanding common stock, and assumes that the following shares of common stock underlying options or warrants are outstanding: an option granted to Mr. Hargreaves to acquire 470,642 shares without registration rights at a price of $0.1275 per share, exercisable until September 22, 2001; and an option granted to Mr. Kunkel to acquire 10,000 shares without registration rights at an exercise price of the average low bid price per share as quoted on the OTC Bulletin Board of the NASD on June 1, 1994, exercisable until May 31, 2002.

Changes in Control.
-------------------

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

8-KA-2 Current Report dated June 8, 2000,       Part I
respecting the Westbury Warrant Agreement.**

8-K Current Report dated September 1, 2000,     Part I
respecting the Laidlaw Private Offering.**

8-K Current Report dated September 18, 2000,    Part II
respecting the change in accountants.**

8-K Current Report dated January 19, 2001,      Part I
respecting the IriSys Service Agreement.**

S-8 Registration Statement filed with the       Part I
Securities and Exchange Commission on
December 17, 2001**

8-K Current Report dated September 26, 2001,    Part I
respecting the acquisition of Sanguine
California**

8-K Current Report dated March 11, 2002,        Part I
respecting various matters**

          (ii)

Exhibit
Number
Description
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



Date: April 5, 2002                   By /s/ Thomas C. Drees
      -------------                      -------------------------------------
                                         Thomas C. Drees, Ph.D., MBA
                                         CEO, President and Chairman of the
                                         Board of Directors



Date: April 4, 2002                   By /s/ Anthony G. Hargreaves
      -------------                      -------------------------------------
                                         Anthony G. Hargreaves, Vice
                                         President, Secretary/Treasurer and
                                         Director



Date: April 8, 2002                  By /s/ David E. Nelson
      -------------                     -------------------------------------
                                        David E. Nelson, CPA
                                        CFO and Director