Form 10QSB
period 2002-03-31
SANGUINE CORP
filed 2002-05-14
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                              March 31, 2002

                                30,653,577
                                ----------

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

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                 Index to Financial Statements

                                                                 Page

          Balance sheet, March 31, 2002 (unaudited)               F-1

          Statement of operations for the three
          months ended March 31, 2002 and 2001 (unaudited)
          and for the period from January 18, 1989 (date of
          inception) to March 31, 2002 (unaudited)                F-2

          Statement of cash flows for the three months
          ended March 31, 2002 and 2001 (unaudited)
          and for the period from January 18, 1989
          (date of inception) to March 31, 2002 (unaudited)       F-3

          Notes to financial statements                           F-5

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                                 Balance Sheet

                                                    March 31, 2002 (Unaudited)

                      Assets

          Current assets:
                 Cash                                          $  7,575
                                                               --------
                        Total assets                           $  7,575
                                                               ========
                      Liabilities and Stockholders' Deficit

          Current liabilities:
                 Related party accounts payable                $202,101
                 Accrued salaries                               659,000
                 Accrued interest payable                       205,759
                 Other accrued expenses                          61,795
                 Notes payable                                1,118,727
                                                             ----------
                        Total current liabilities             2,247,382
                                                             ----------
          Stockholders' deficit:
                 Common stock - par value $.001 per share.
                    Authorized 100,000,000 shares; issued
                    and outstanding 30,653,577 shares            30,654
                 Additional paid-in capital                   3,320,851
                 Deficit accumulated during the
                    development stage                        (5,591,312)
                                                             ----------
                        Total stockholders' deficit          (2,239,807)
                                                             ----------
                        Total liabilities and stockholders'
                        deficit                              $    7,575
                                                             ==========

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Operations (Unaudited)
                                                                    Cumulative
                                             Three Months Ended       Amounts
                                                  March 31,            From
                                             2002          2001      Inception
Revenue                                     $       -   $       - $   150,000

Research and development                      (50,400)    (64,202) (1,197,980)

Consulting                                 (1,151,202)    (18,750) (2,186,847)

General and administrative expenses          (139,454)    (80,697) (2,061,745)
                                           ----------    --------  ----------
    Loss from operations                   (1,341,056)   (163,649) (5,296,572)

Other income (expense)
    Interest income                                 4       6,963      27,457
    Interest expense                          (58,663)    (28,358)   (322,197)
                                           ----------    --------  ----------
    Loss before benefit for income taxes   (1,399,715)   (185,044) (5,591,312)

Benefit for income taxes                            -           -           -
                                           ----------    --------  ----------
    Net loss                              $(1,399,715)  $(185,044)$(5,591,312)
                                           ==========    ========  ==========
Loss per share                            $      (.05)  $    (.01)
                                           ==========    ========
Weighted average number of
shares outstanding                         30,640,000  28,143,000
                                           ==========  ==========

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                    Cumulative
                                               Three Months Ended      Amounts
                                                   March 31,              From
                                                2002       2001      Inception
Cash flows from operating activities:
    Net loss                              $(1,399,715) $(185,044) $(5,591,312)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                 -          -         4,609
      Common stock issued for services          5,400     18,751    1,033,203
      Warrants and options issued for
         services                           1,133,927         -     1,133,927
      Interest on beneficial conversion
         feature                               25,000         -        25,000
      Legal expense related to beneficial
         conversion feature                     3,750         -         3,570
      Note payable issued for services         25,000         -       724,200
      Recognition of prepaid services          69,375         -       277,500
   Increase (decrease) in:
      Accounts payable                          9,553     12,726      202,101
      Accrued interest payable                 33,664     22,556      205,759
      Accrued liabilities                      59,426         -        61,795
      Accrued salaries                         15,000     15,000      659,000
                                            ---------  ---------  -----------
            Net cash used in
            operating activities              (19,620)  (116,011)  (1,260,468)
                                            ---------  ---------  -----------
Cash flows from investing activities               -          -        (4,609)
                                            ---------  ---------  -----------
Cash flows from financing activities:
    Net (payments on) proceeds from
    notes payable                               3,750    (18,198)     174,527
    Sales of common stock                          -          -     1,097,375
    Contributed capital                            -          -           750
                                            ---------  ---------  -----------
            Net cash (used in) provided by
            financing activities                3,750    (18,198)   1,272,652
                                            ---------  ---------  -----------
            Net increase (decrease) in cash   (15,870)  (134,209)       7,575

Cash, beginning of period                      23,445    531,952           -
                                            ---------  ---------  -----------
Cash, end of period                         $   7,575  $ 397,743  $     7,575
                                            =========  =========  ===========

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                     Continued
                                                                    Cumulative
                                               Three Months Ended      Amounts
                                                    March 31,             From
                                                2002       2001      Inception
   Supplemental disclosure of cash flow
   information:
      Interest paid                           $  25,000  $5,802    $139,883
                                              =========  ======    ========
      Income taxes paid                       $       -  $    -    $    -
                                              =========  ======    ========

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                                March 31, 2002

1.  Statement Preparation

The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-KSB. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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

     *     perform preliminary animal tests in accordance with FDA; and

     *     comparable foreign overseas regulations.

     In January, 2001, we engaged IriSys, Inc. ("IriSys") to provide us with expertise in preformulation development, analytical chemistry and stability protocol design and testing, including preparation of regulatory standards required to achieve regulatory compliance for our principal product, PHER-O2, to produce bottled PHER-02 for animal trials and to conduct stability trials. We were successful in developing improved formulations of our surfactants.

     In March, 2002, we granted an Exclusive License Agreement for parts of Asia and South America regarding PHER-02 and related technology and patents to Ascendiant-Asia LLC and Ascendiant-South America LLC.

     Our ability to carry out our plan depends entirely upon our ability to obtain additional substantial equity, debt financing or royalties. We cannot assure you that we will receive this financing, and except for the possibility of receiving funds from the exercise of our outstanding warrants, we do not have any arrangements that would ensure us any funding. If we do not receive it, we will not be able to proceed with our business plans.

Results of Operations.
----------------------

          During the quarterly period ending March 31, 2002, we received total revenues of $0 and sustained a net loss of ($1,399,715), as compared with the quarterly period ended March 31, 2001, when we received total revenue of $0 and sustained a net loss of ($185,044). The significant increase in net loss was due mainly to warrants to purchase common stock granted to consultants for services as disclosed in the Company's Form 10-KSB filed on April 10, 2002.

Liquidity.
----------

         As of March 31, 2002, we had $7,575 in cash with $2,247,382 in current liabilities.

         The Company currently has an S-3 Registration Statement covering potential revenues for current and intended operations for the near foreseeable future. Funds may come from the exercise of outstanding warrants that are presently the subject of an effective S-3 Registration Statement or through other debt or equity financing with members of management or others.

Forward Looking Statements.
---------------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and of our business, including, without limitation, (i) our ability to gain a larger share of the synthetic blood industry, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers and distributors, our ability to raise capital, and the growth of the synthetic blood industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the synthetic blood industry, the development of products and that may be superior to the products and services offered by us, demand for synthetic blood products, competition, changes in the quality or composition of our products and services, our ability to develop new products and services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Form 10-KSB Annual Report for the
               Year ended December 31, 2001.*

          (b)  Reports on Form 8-K.

               8-K Current Report dated March 11, 2002, as amended.*

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.

                                      SANGUINE CORPORATION

Date: 5/14/02                         By:/s/Thomas C. Drees, Ph.D.
     ---------                          -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 5/14/02                         By:/s/Anthony G. Hargreaves
     ---------                          -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/ Treasurer
                                        Director


Date: 5/14/02                         By:/s/David E. Nelson
     ---------                          -------------------------------------
                                        David E. Nelson
                                        CFO and Director