Form 10QSB
period 2002-06-30
SANGUINE CORP
filed 2002-08-19
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

                               June 30, 2002

                                31,429,323
                                ----------

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

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                 Index to Financial Statements

                                                                 Page

          Balance sheet, June 30, 2002 (unaudited)                F-1

          Statement of operations for the three and six
          months ended June 30, 2002 and 2001 (unaudited)
          and for the period from January 18, 1989 (date of
          inception) to June 30, 2002 (unaudited)                 F-2

          Statement of cash flows for the six months
          ended June 30, 2002 and 2001 (unaudited)
          and for the period from January 18, 1989
          (date of inception) to June 30, 2002 (unaudited)        F-3

          Notes to financial statements                           F-5

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                                 Balance Sheet

                                                     June 30, 2002 (Unaudited)

                      Assets

          Current assets:
                 Cash                                          $  8,384
                                                               --------
                        Total assets                           $  8,384
                                                               ========
                      Liabilities and Stockholders' Deficit

          Current liabilities:
                 Related party accounts payable                $211,518
                 Accrued salaries                               674,000
                 Accrued interest payable                       240,579
                 Other accrued expenses                          48,795
                 Notes payable                                1,128,227
                                                             ----------
                        Total current liabilities             2,303,119
                                                             ----------
          Stockholders' deficit:
                 Common stock - par value $.001 per share.
                    Authorized 100,000,000 shares; issued
                    and outstanding 31,429,323 shares            31,429
                 Additional paid-in capital                   3,405,330
                 Deficit accumulated during the
                    development stage                        (5,731,494)
                                                             ----------
                        Total stockholders' deficit          (2,294,735)
                                                             ----------
                        Total liabilities and stockholders'
                        deficit                              $    8,384
                                                             ==========

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Operations (Unaudited)
                                                                    Cumulative
                               Three Months Ended  Six Months Ended  Amounts
                                    June 30,           June 30,        From
                                2002         2001   2002       2001 Inception
Revenue                   $        -   $     - $       - $       - $  150,000

Research and development      (9,750)  (37,985)  (60,150) (102,187)(1,207,730)

Consulting                   (19,280)  (86,625)(1,170,482)(105,375)(2,206,127)

General and Administrative
expenses                     (76,332) (107,618) (215,786) (188,315)(2,138,077)
                           ---------  --------  --------- -------- ----------
    Loss from operations    (105,362) (232,228)(1,446,418)(395,877)(5,401,934)
                           ---------  --------  --------- -------- ----------
Other income (expense)
    Interest income                -     4,770         4    11,733     27,457
    Interest expense         (34,820)  (30,688)  (93,483)  (59,046)   357,017
                           ---------  --------  --------  -------- ----------
    Loss before benefit for
    income taxes            (140,182) (258,146)(1,539,897)(443,190)(5,731,494)

Benefit for income taxes           -         -          -        -          -
                           ---------  --------  --------- -------- ----------
    Net loss               $(140,182)(258,146)(1,539,897)$(443,190)(5,731,494)
                           =========  ========  ========  ======== ==========
Loss per share             $    (.01) $   (.01)$   (.05)  $   (.02)
                           =========  ========  ========  ========
Weighted average number of
shares outstanding        30,942,000 28,538,000 30,792,000 28,341,000
                          ========== ========== ========== ==========

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                    Cumulative
                                                 Six Months Ended      Amounts
                                                    June 30,              From
                                                2002       2001      Inception
Cash flows from operating activities:
    Net loss                              $(1,539,897) $(443,190) $(5,731,494)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                 -          -        4,609
      Common stock issued for services         65,854     50,375    1,093,656
      Warrants and options issued for
         services                           1,133,927          -    1,133,927
      Interest on beneficial conversion
         feature                               25,000          -       25,000
      Legal expense related to beneficial
         conversion feature                     3,750          -        3,570
      Note payable issued for services         25,000     55,000      724,200
      Recognition of prepaid services          69,375          -      277,500
   Increase (decrease) in:
      Accounts payable                         18,970     24,958      211,519
      Accrued interest payable                 68,484     47,993      240,579
      Accrued liabilities                      46,426          -       48,795
      Accrued salaries                         30,000     30,000      674,000
                                            ---------  ---------  -----------
            Net cash used in
            operating activities              (53,111)  (234,864)  (1,293,959)
                                            ---------  ---------  -----------
Cash flows from investing activities                -          -       (4,609)
                                            ---------  ---------  -----------
Cash flows from financing activities:
    Net (payments on) proceeds from
    notes payable                              13,250    (36,947)     184,027
    Sales of common stock                      24,800          -    1,122,175
    Contributed capital                             -          -          750
                                            ---------  ---------  -----------
            Net cash (used in) provided by
            financing activities               38,050    (36,947)   1,306,952
                                            ---------  ---------  -----------
            Net increase (decrease) in cash   (15,061)  (271,811)       8,384

Cash, beginning of period                      23,445    531,952           -
                                            ---------  ---------  -----------
Cash, end of period                         $   8,384  $ 260,141  $     8,384
                                            =========  =========  ===========

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                     Continued
                                                                    Cumulative
                                                Six Months Ended      Amounts
                                                     June 30,             From
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

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                                 June 30, 2002

1.  Statement Preparation

The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

          Stage A (approximately one year): In the first six months, we have completed the development of perfluoro-decalin and the synthetic surfactants that make up PHER-O2, manufactured experimental doses, completed satisfactory fertility tests and will perform preliminary animal tests in accordance with FDA and overseas regulations. In the second six months, we will produce optimal quantities and conduct animal safety and efficacy trials in accordance with FDA and overseas requirements. During the course of Stage A, we estimate that our increased technical, administrative, sales/marketing and manufacturing requirements will require us to the hire a few additional employees. Estimated cost is $1,500,000, divided as follows: Completing the surfactant formulation and the manufacture of sufficient product for initial testing, $500,000; animal safety and efficacy trials through a sub-contractor, $600,000; and administrative, patent and proprietary right protection and marketing costs, $400,000.

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

Results of Operations.
----------------------

      During the quarterly period ending June 30, 2002, we received total revenues of $0 and sustained a net loss of ($140,182), as compared with the quarterly period ended June 30, 2001, when we received total revenue of $0 and sustained a net loss of ($258,146).

      For the six months ended June 30, 2002, the Company received total revenue of $0 and sustained a net loss of ($1,539,897), compared with the six months ended June 30, 2001, when the Company received total revenue of $0 and sustained a net loss of ($443,190). The significant increase in net loss was due mainly to warrants to purchase common stock granted to consultants for services as disclosed in the Company's Form 10-KSB filed on April 10, 2002.


Liquidity.
----------

         As of June 30, 2002, we had $8,384 in cash with $2,303,119 in current liabilities.

         The Company intends to fund the operations of the Company for the next 12 months through the issuance of common stock for cash or through the exercise of existing stock options and warrants. Funds may come from the exercise of outstanding warrants that are presently the subject of an effective S-3 Registration Statement or through other debt or equity financing with members of management or others. There can be no guarantee that the Company will be successful in raising sufficient funds to meet its current financing needs.

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

                                      SANGUINE CORPORATION

Date: 8/19/02                         By:/s/Thomas C. Drees, Ph.D.
     ---------                          -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 8/19/02                         By:/s/Anthony G. Hargreaves
     ---------                          -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/ Treasurer
                                        Director


Date: 8/19/02                         By:/s/David E. Nelson
     ---------                          -------------------------------------
                                        David E. Nelson
                                        CFO and Director

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Sanguine Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Thomas C. Drees, CEO, President and Chairman of the Board of Directors, and David E. Nelson, CFO and director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Thomas C. Drees
CEO, President and Chairman of the Board of Directors
8/19/02

/s/David E. Nelson
CFO and Director
8/19/02