Form 10QSB
period 2002-09-30
SANGUINE CORP
filed 2002-11-19
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

                            September 30, 2002

                                31,621,102
                                ----------

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

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                 Index to Financial Statements

                                                                 Page

          Balance sheet, September 30, 2002 (unaudited)           F-1

          Statement of operations for the three and nine
          months ended September 30, 2002 and 2001 (unaudited)
          and for the period from January 18, 1989 (date of
          inception) to September 30, 2002 (unaudited)            F-2

          Statement of cash flows for the nine months
          ended September 30, 2002 and 2001 (unaudited)
          and for the period from January 18, 1989
          (date of inception) to September 30, 2002 (unaudited)   F-3

          Notes to financial statements                           F-5

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                                 Balance Sheet

                                                September 30, 2002 (Unaudited)

                      Assets

          Current assets:
                 Cash                                          $  5,789
                                                               --------
                        Total assets                           $  5,789
                                                               ========
                      Liabilities and Stockholders' Deficit

          Current liabilities:
                 Related party accounts payable                $236,253
                 Accrued salaries                               689,000
                 Accrued interest payable                       276,055
                 Other accrued expenses                          48,795
                 Notes payable                                1,148,727
                                                             ----------
                        Total current liabilities             2,398,830
                                                             ----------
          Stockholders' deficit:
                 Common stock - par value $.001 per share.
                    Authorized 100,000,000 shares; issued
                    and outstanding 31,621,102 shares            31,621
                 Additional paid-in capital                   3,413,515
                 Deficit accumulated during the
                    development stage                        (5,838,177)
                                                             ----------
                        Total stockholders' deficit          (2,393,041)
                                                             ----------
                        Total liabilities and stockholders'
                        deficit                              $    5,789
                                                             ==========

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Operations (Unaudited)
                                                                    Cumulative
                               Three Months Ended  Nine Months Ended  Amounts
                                 September 30,       September 30,      From
                                2002         2001   2002       2001 Inception
Revenue                   $        -   $     - $       - $       - $  150,000

Research and development      (9,750)  (68,535)  (69,900) (176,322)(1,217,480)

Consulting                    (3,975)  (81,875)(1,174,457)(187,250)(2,210,102)

General and Administrative
expenses                     (57,482)  (83,446)  (273,267)(265,261)(2,195,559)
                           ---------  --------  --------- -------- ----------
    Loss from operations     (71,207) (233,856)(1,517,624)(628,833)(5,473,141)
                           ---------  --------  --------- -------- ----------
Other income (expense)
    Interest income                -     1,025         4    12,758     27,457
    Interest expense         (35,476)  (37,422) (128,960)  (96,468)  (392,493)
                           ---------  --------  --------  -------- ----------
    Loss before benefit for
    income taxes            (106,683) (270,253)(1,646,580)(712,543)(5,838,177)

Benefit for income taxes           -         -          -        -          -
                           ---------  --------  --------- -------- ----------
    Net loss               $(106,683)$(270,253)(1,646,580)(712,543)(5,838,177)
                           =========  ========  +======== ======== ==========
Loss per share basic and
diluted                    $       - $   (.01)$   (.05)  $   (.03)
                           =========  ========  ========  ========
Weighted average number of
shares outstanding basic
and diluted               31,283,000 28,879,000 31,049,000 28,522,000
                          ========== ========== ========== ==========

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                    Cumulative
                                                Nine Months Ended      Amounts
                                                  September 30,          From
                                                2002       2001      Inception
Cash flows from operating activities:
    Net loss                              $(1,646,580) $(712,543) $(5,838,227)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                 -          -        4,609
      Common stock issued for services         74,231     62,876    1,102,033
      Warrants and options issued for
         services                           1,133,927          -    1,133,927
      Interest on beneficial conversion
         feature                               25,000          -       25,000
      Legal expense related to beneficial
         conversion feature                     3,750          -        3,570
      Note payable issued for services         25,000          -      724,200
      Recognition of prepaid services          69,375    124,375      277,500
   Increase (decrease) in:
      Accounts payable                         43,705     45,819      236,254
      Accrued interest payable                103,960     80,732      276,055
      Accrued liabilities                      46,426          -       48,795
      Accrued salaries                         45,000     45,000      689,000
                                            ---------  ---------  -----------
            Net cash used in
            operating activities              (76,206)  (353,741)  (1,317,104)
                                            ---------  ---------  -----------
Cash flows from investing activities                -          -       (4,609)
                                            ---------  ---------  -----------
Cash flows from financing activities:
    Net (payments on) proceeds from
    notes payable                              33,750    (56,264)     204,527
    Sales of common stock                      24,800          -    1,122,175
    Contributed capital                             -          -          800
                                            ---------  ---------  -----------
            Net cash (used in) provided by
            financing activities               58,550    (56,264)   1,327,502
                                            ---------  ---------  -----------
            Net increase (decrease) in cash   (17,656)  (410,005)       5,789

Cash, beginning of period                      23,445    531,952           -
                                            ---------  ---------  -----------
Cash, end of period                         $   5,789  $ 121,947  $     5,789
                                            =========  =========  ===========

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                           Statement of Cash Flows (Unaudited)
                                                                     Continued
                                                                    Cumulative
                                               Nine Months Ended      Amounts
                                                 September 30,          From
                                                2002       2001      Inception

   Supplemental disclosure of cash flow
   information:
      Interest paid                           $       -  $15,736   $114,883
                                              =========  =======   ========
      Income taxes paid                       $       -  $     -   $      -
                                              =========  =======   ========

See accompanying notes to financial statements.

                                                          SANGUINE CORPORATION
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                            September 30, 2002

1.  Statement Preparation

The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

          Stage A (approximately one year): In the first six months, we have completed the development of perfluoro-decalin and the synthetic surfactants that make up PHER-O2, manufactured experimental doses, and will perform preliminary animal tests in accordance with FDA and overseas regulations. In the second six months, we will produce optimal quantities and conduct animal safety toxicity and efficacy trials in accordance with FDA and overseas requirements. During the course of Stage A, we estimate that our increased technical, administrative, sales/marketing and manufacturing requirements will require us to hire a few additional employees. Estimated cost is $1,500,000, divided as follows: animal safety and efficacy trials through a sub-contractor, $1,100,000; and administrative, patent and proprietary right protection and marketing costs, $400,000.

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

     *     perform preliminary animal toxicity tests in accordance with FDA;
           and

     *     comparable foreign overseas regulations.

     In January, 2001, we engaged IriSys, Inc. ("IriSys") to provide us with expertise in preformulation development, analytical chemistry and stability protocol design and testing, including preparation of regulatory standards required to achieve regulatory compliance for our principal product, PHER-O2. We were successful in developing improved formulations of our surfactants, and in completing satisfactory stability tests at room temperature.

     In March, 2002, we granted an Exclusive License Agreement for China and parts of Asia and Brasil and South America regarding PHER-02 and related technology and patents to Ascendiant-Asia LLC and Ascendiant-South America LLC.

     Our ability to carry out our plan depends upon our ability to obtain additional substantial equity, debt financing, royalties, or joint ventures or strategic alliances. We cannot assure you that we will receive this financing, and except for the possibility of receiving funds from the exercise of our outstanding warrants, we do not have any firm arrangements yet that would ensure us any funding. If we do not receive any of these, we may not be able to proceed with our business plans.

     Currently, we are evaluating a number of inquiries from research institutions desiring to utilize our product, PHER-02, in a variety of studies using animals, and are providing our product for one study for the development of improved organ transplant solutions.

Results of Operations.
----------------------

      During the quarterly period ending September 30, 2002, we received total revenues of $0 and sustained a net loss of ($106,683), as compared with the quarterly period ended September 30, 2001, when we received total revenue of $0 and sustained a net loss of ($270,253).

      For the nine months ended September 30, 2002, we received total revenue of $0 and sustained a net loss of ($1,646,580), compared with the nine months ended September 30, 2001, when we received total revenue of $0 and sustained a net loss of ($712,543). The significant increase in net loss was due mainly to warrants to purchase common stock granted to consultants for services as disclosed in our Company's Form 10-KSB Annual Report for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on April 10, 2002.

Liquidity.
----------

         As of September 30, 2002, we had $5,789 in cash with $2,398,830 in current liabilities.

         We intend to fund the operations of our Company for the next 12 months through the issuance of common stock for cash or through the exercise of existing stock options and warrants or joint ventures, strategic alliances, royalties or licenses. Funds may come from the exercise of outstanding warrants that are presently the subject of an effective S-3 Registration Statement or through other debt or equity financing with members of management or others. There can be no guarantee that our Company will be successful in raising sufficient funds to meet its current financing needs.

     If the Company is unable to raise additional funds or find appropriate strategic alliances, it will be forced to cease continuing development of its product and may be unable to meet its SEC reporting obligations.

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

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the Securities and Exchange Commission; general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the synthetic blood industry, the development of products and that may be superior to the products and services offered by us, demand for synthetic blood products, competition, changes in the quality or composition of our products and services, our ability to develop new products and services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3.   Controls and Procedures.
----------------------------------

     (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as of November 14, 2002, and they concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 14, 2002.


                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          Recent Sales of Unregistered Securities During the Quarter.
          -----------------------------------------------------------

Date      Name                                   Shares         Consideration
----      ----                                   ------         -------------
7/11/02   Leonard W. Burningham                   9,346         Legal services
7/11/02   Branden T. Burningham                   8,062         Legal services
8/15/02   Leonard W. Burningham                  31,070         Legal services
8/30/02   Herbert J. Meiselman                   12,500         Medical Board
8/30/02   L. Cass Terry                          12,500         Medical Board
8/30/02   Craig Morrison                         12,500         Medical Board
9/10/02   Leonard W. Burningham                  35,776         Legal services

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

                                      SANGUINE CORPORATION

Date: 11/18/02                        By:/s/Thomas C. Drees, Ph.D.
     ---------                          -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors


Date: 11/18/02                        By:/s/Anthony G. Hargreaves
     ---------                          -------------------------------------
                                        Anthony G. Hargreaves
                                        Vice President, Secretary/Treasurer
                                        Director


Date: 11/18/02                        By:/s/David E. Nelson
     ---------                          -------------------------------------
                                        David E. Nelson
                                        CFO and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Thomas C. Drees, Chief Executive Officer of Sanguine Corporation (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 18, 2002            Signature:/s/Thomas C. Drees
                                     Thomas C. Drees
                                     Chief Executive Officer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, David E. Nelson, Chief Financial Officer of Sanguine Corporation (the "Registrant"), certify that:

     1.   I have reviewed this Quarterly Report on Form 10-QSB of Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 18, 2002            Signature:/s/David E. Nelson
                                     David E. Nelson
                                     Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Sanguine Corporation (the "Registrant") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Thomas C. Drees, CEO, President and Chairman of the Board of Directors, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of our Company.

/s/Thomas C. Drees
CEO, President and Chairman of the Board of Directors
11/18/02

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Sanguine Corporation (the "Registrant") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, David E. Nelson, CFO and director of our Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of our Company.


/s/David E. Nelson
CFO and Director
11/18/02