Form 10KSB
period 2002-12-31
SANGUINE CORP
filed 2004-06-07
CIK 926287

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

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

                    $0.001 par value common stock

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)   Yes  X    No
               ---       ---                  ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the Registrant's revenues for its most recent fiscal year: December 31, 2002 - $0.

     State the aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     May 10, 2004 - $2,641,000.  There are approximately 28,551,356 shares of common voting stock of the Registrant beneficially owned by non-affiliates. This valuation is based upon the average of the bid and asked prices of our common as quoted in the "pink sheets" of the National Quotations Bureau, LLC on that date ($0.085 to $0.10).

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                                   N/A
                                   ---

                   (APPLICABLE ONLY TO CORPORATE ISSUERS)

        State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                         May 10, 2004 - 38,636,976
                         -------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE

                            Part III, Item I
                            ----------------

Transitional Small Business Issuer Format:   Yes  X   No
------------------------------------------       --- ----

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Developmental Information Prior to December 31, 2001.
     -----------------------------------------------------

     We were organized under the laws of the State of Utah on January 24, 1974. For additional information about our historical development, see our 10-KSB Annual Report for the year ended December 31, 2001, that was filed with the Securities and Exchange Commission on April 10, 2002, and is incorporated herein by reference. See Part III, Item 1.

     Developmental Information for the Year Ended December 31, 2002.
     ---------------------------------------------------------------

     On February 15, 2002, we entered into an Exclusive License Agreement (the "Exclusive License Agreement") with Ascendiant-Asia, LLC, a Nevada limited liability corporation ("Ascendiant-Asia"), whereby we granted to Ascendiant-Asia an exclusive license to PHER-02, our developmental synthetic red blood cell product, the licensed process and all proprietary, formula, developmental, technological, intellectual property and patent rights, and all other applications of the above in certain countries in Asia, including the People's Republic of China, Thailand, Laos, Cambodia, Vietnam, Singapore, Malaysia, Indonesia, North Korea, Burma, Mongolia and Taiwan. No revenues or licenses have resulted from this Exclusive License Agreement to date, and we intend to terminate this Exclusive License Agreement directly.

     On April 1, 2002, we also entered into an Exclusive License Agreement (the "Exclusive License Agreement") with Ascendiant-South America, LLC, a Nevada limited liability corporation ("Ascendiant-South America"), whereby we granted to Ascendiant-South America an exclusive license to PHER-02, our developmental synthetic red blood cell product, the licensed process and all proprietary, formula, developmental, technological, intellectual property and patent rights, and all other applications of the above South America. No revenues or licenses have resulted from this Exclusive License Agreement to date. No revenues or licenses have resulted from this Exclusive License Agreement to date, and we intend to terminate this Exclusive License Agreement directly.

    Developmental Information for the Year Ended December 31, 2003.
     ---------------------------------------------------------------

     We provided our product, PHER-02, for cost, confidential treatment of our formuale and the test results for use in our own planned United States Food and Drug Administration ("FDA")application process discussed below under the heading "Business" to three universities that are currently in the final phases of federal and state animal toxicity trials that focus on our product's effectiveness in perfusion for pancreas preservation for transplantation. These perfusion studies are aimed at enhancement of islets used in transplants as an amelioration for diabetes, which is one of the fastest growing diseases in the United States and throughout the world. Islet transplantation is done to improve insulin production in Type 2 or Adult onset diabetes.

     PHER-02 is also being provided to one university that is conducting trials for the United States Navy on submarine crew and deep sea diver oxygenation and the treatment of bends.

     We also began a project with the United States Army Medical Corps to develop a "golden hour" medical kit using PHER-02. The kit would allow self-transfusion on the battlefield, thus helping to prevent bleeding to death injuries, which are a major cause of fatalities in combat, despite current improvements in front line battle care.

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

     We are concentrating our research and development efforts on completing the emulsion of perfluoro-decalin and the synthetic surfactants that make up PHER-O2. We have completed the compounding of PHER-O2, and we are performing initial gross animal tests, which do not require regulatory approval prior to commencement. However, regulatory agencies may review the data gathered from any of these tests. We have manufactured the experimental doses of PHER-O2 required to conduct these tests. Our second phase of development will involve:

     * performing animal testing at certain universities as outlined under the subheading "Developmental Information for the Year Ended December 31, 2003" of the heading "Business Development," above

     In our third phase of operations, we intend to continue developing the perfluorocarbon compounds in PHER-O2 in order to optimize its quality. We have begun animal safety and efficacy trials in accordance with FDA guidelines and comparable foreign regulatory requirements.

     In our final phase, we intend to:

     *    complete United States testing of PHER-O2;

     * seek all necessary FDA approvals and begin American and Canadian sales for transfusion; and

     * complete overseas testing in China and begin overseas sales there and in other foreign countries.

     In our final phase, we also intend to continue trials to test PHER-O2 for other applications, including transplant organ preservation and treatment of carbon monoxide poisoning, sickle cell anemia, heart attack and stroke. We will have to conduct similar rigorous testing and clinical trials of PHER-O2 for each desired application, although we expect half of all sales will be off-label, as were the first generation sales of Fluosol, a first generation product of PHER-O2.

     PHER-O2 has not been tested on animals or humans; nor have we submitted any application to any federal, state or foreign agency to seek authority for such testing. The development process will be time consuming and expensive. It will also be subject to extreme governmental regulation. We will have to prove that our product is safe and efficacious for human use. Until then, we will have no potential for revenues from operations except for licensing. We cannot assure you that we will be able to raise the money necessary to develop PHER-O2 or that, if we raise sufficient funds, that we will ever receive the necessary federal, state or foreign agency approval to manufacture or market the product.

Principal Products or Services and their Markets.
-------------------------------------------------

     We have one lead product, PHER-O2, and 15 extensions of that product.
Our success hinges largely on the success of this product. We can not assure you that it will ever be successful. PHER-O2 is made up of perfluoro-decalin, which is a type of perfluorocarbon that is harmless to humans and the atmosphere and was used in the first generation product, Fluosol, purified water and a proprietary surfactant to hold the emulsion together. Perfluoro-decalin gives our product its oxygen carrying ability. The surfactant is non-toxic and was FDA approved in Fluosol and, being fluorinated, helps increase PHER-O2's oxygen carrying capacity and emulsion stability. We believe that the unique chemical nature of PHER-O2 will make it ideal for many medical applications, although each application will be subject to the same types of rigorous testing, clinical trials and governmental regulatory approval process.

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

     Blood transfusion represents a vast market for synthetic red blood cells. The limited supply of safe donated blood is the largest constraint on the number of transfusions given annually. If a safe blood substitute were widely available, more transfusions could be given to those who desperately need them. The present market for transfusions worldwide is 100,000,000 units per year, but that is only one-third of the annual demand.

    We hope to fulfill this need with PHER-O2. The key ingredients in PHER-O2 are readily available in the United States from many manufacturers. When combined, using our proprietary emulsion process, we know that the result will be a plentiful alternative to donated human blood.

     Another disadvantage to the use of human blood in transfusions is the waiting period while the donor's blood is being matched to the recipient's. Because we know that PHER-O2 does not need to be matched to the recipient's blood type, the use of PHER-O2 would eliminate this potentially fatal wait, and increase its use in ambulances, emergency rooms and battle fields.

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

     One of our former competitors had obtained in 1989 FDA approval under Dr Drees' management for the use of a similar product in angioplasty, the treatment of blocked arteries with small inflated balloons. This application involves the injection of the blood substitute into the artery past the inflated balloon. As a result, the heart receives more oxygen, the treating physician can keep the balloon inflated longer and the angioplasty is more effective than it would otherwise be. This competitor announced in 1993 that it would no longer manufacture its product, leaving us well positioned in this market segment. Fluosol was non-stable, so it had to be frozen, which made it difficult to handle.

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

     The treatment of head and neck tumors is another promising application for PHER-O2. Increased oxygenation of these tumors makes them more susceptible to the effects of radiation and chemotherapeutic drugs, and makes PHER-O2 a diagnostic for these types of tumors.

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

Competition.
------------

      Ten years ago there were 15 possible competitors. Four companies are still working to develop alternatives to human blood. They include:

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

     Pre-clinical testing is generally conducted in animal or in vitro models to evaluate the potential efficacy and safety of a compound before it is administered to humans. The results of these studies are submitted to the FDA as part of an Investigational New Drug application ("New Drug Application"), which must be approved before human clinical testing can begin. Successful stability tests and some animal tests have been run on PHER-O2.

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

Research and Development Expenses.
----------------------------------

     Since inception we have expended a total of approximately $1,279,147 on research and development. During years ended December 31, 2002 and 2001, research and development expense was $79,850 and $188,007, respectively. None of these costs were borne by customers or others.

Number of Employees.
--------------------

     We presently have two employees, our Chairman, President and CEO, Thomas C. Drees, Ph.D.; and our Chief Financial Officer, David E. Nelson. Dr. Drees is employed full time. If we are able to commence initial FDA approved animal testing and manufacturing of this product for these tests, we will need additional employees. We are presently unable to estimate the exact number of employees that we may need for these services.

Item 2.  Description of Property.
         ------------------------

     We lease approximately 970 square feet of office space located at 101 East Green Street, Suite 11, Pasadena California, 91105, at a base rent of $1,841 per month. The lease runs through April 30, 2004.

Item 3.  Legal Proceedings.
         ------------------

     We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or other person who may be deemed to be our "affiliate" or who is the owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     None; not applicable.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     Our common stock commenced to trade on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in the second quarter of 1994 under the symbol "SGNC." Because we had not timely filed our reports from the first quarter of 2003 until the filing of all of all our delinquent reports on the date of this Annual Report, we were removed from quotations on the OTC Bulletin Board in April, 2003, and since that time, our common stock has been quoted in the "Pink Sheets" of the National Quotations Bureau, Inc. ("NQB") under the symbol "SGNC". With us now being current in the filing of all of our reports that are required to have been filed by us with the Securities and Exchange Commission, we intend to again seek quotations of our common stock on the OTC Bulletin Board.

     The range of high and low bid quotations for our common stock during each quarter of the year ended December 31, 2000, each quarter of the calendar year ended December 31, 2001, each quarter of the calendar year ended December 31, 2002, and each quarter of the calendar year ended December 31, 2003, is shown below. Prices are inter-dealer quotations as reported by the NASD (or the NQB) and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---

March 31, 2000                          $1.90625            $0.23

June 30, 2000                           $1.50               $0.625

September 30, 2000                      $0.8125             $0.3125

December 31, 2000                       $0.22               $0.665

March 31, 2001                          $0.32               $0.1875

June 30, 2001                           $0.50               $0.17

September 30, 2001                      $0.32               $0.15

December 31, 2001                       $0.21               $0.11

March 31, 2002                          $0.18               $0.11

June 30, 2002                           $0.15               $0.105

September 30, 2002                      $0.11               $0.05

December 31, 2002                       $0.065              $0.03

March 31, 2003                          $0.048              $0.025

June 30, 2003                           $0.03               $0.015

September 30, 2003                      $0.13               $0.021

December 31, 2003                       $0.09               $0.045

          * The future sale of presently outstanding "restricted securities" (common stock) by present members of our management and others may have an adverse effect on any market in the shares of our common stock. See the heading " Recent Sales of Unregistered Securities," directly below.

Recent Sales of Unregistered Securities.
----------------------------------------

     The following "restricted securities" of our Company were sold during the past three calendar years:

                         Number of
Name                   Shares or Units         Date            Consideration
----                   ---------------         ----            -------------
Nine subscribers        52,777                 04/28/99         $  9,499
under Rule 506
offering (1)

12 subscribers          46,329                 05/31/00         $ 23,900
under Rule 506
offering (1)

Four subscribers     1,635,970 (2)              09/1/00         $817,985
under Laidlaw
Offering

Five members of        530,000 (3)              11/2000-1/2002  Services
the Advisory Board

NB, Inc.               250,000 (4)              05/2001         Services

Laidlaw Global         327,194 (2)              05/2001         Warrant Ex
Securities, Inc.

Five subscribers       840,195 (5)              11/2001         Sub-Merger
from California
Corporation

Additional shares       70,030 (5)              11/2001         Sub-Merger
issued for acquisition
of subsidiary

Five members of         50,000 (3)              01/2002         Services
the Advisory Board

Five members of         50,000 (3)              04/2002         Services
the Advisory Board

Leonard W. Burningham  500,000                  05/2002-09/2002 Services
Esq. (6)

Marketview Financial   310,000                  06/2002         Services
Group, Inc. (4)

Medical Advisory Board  37,500                  08/2002         Services
(3)

Ascendiant Capital   2,000,000                  11/2002         Services
(4)

M E Dancy & Associates 500,000                  12/2002         Services
(4)

David E. Nelson        100,000                  12/2002         Services
(7)

SCS, Inc.              540,000                  12/2002         Services

Medical Advisory Board  37,500                  12/2002         Services
(3)

Leonard W. Burningham  525,000                  01/2003-03/2003 Services
Esq. (6)

Jason Carter           100,000                  01/2003         Services
(8)

National Financial   1,063,369                  2/2003          Services
Communications Corp
(4)

Medical Advisory Board  37,500                  3/2003          Services
(3)

SCS, Inc.            1,000,000                  6/2003          Debt Ret.

Medical Advisory Board  37,500                  6/2003          Services
(3)

SCS, Inc.            1,000,000                  6/2003          Debt Ret.

Medical Advisory Board  37,500                  9/2003          Services
(3)

Leonard W. Burningham, 500,000                 10/2003          Services
Esq. (6)

Medical Advisory Board  37,500                 12/2003          Services
(3)

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

          (6) Legal Services.

          (7) Services as our Secretary/Treasurer and CFO.

          (8) Stock transfer services.

     We issued all of these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Holders.
--------

     The number of record holders of the Company's common stock as of May 10, 2004, was approximately 546.

Dividends.
----------

     We have not declared any cash dividends on our common stock, and we do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of Sanguine's business. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

                         Equity Compensation Plan Information
                    ------------------------------------

            Number of                                  Number of securities
            securities                                 remaining available
            to be issued                               for future issuance
            upon exercise       Weighted-average       under equity
            of outstanding      exercise price of      compensation plans
Plan        options, warrants   outstanding options,   excluding securities
category    and rights          warrants and rights    reflected in column (a)
--------    ----------          -------------------    -----------------------

               (a)                      (b)                      (c)

Equity
compen-
sation
plans          -0-                      -0-                      -0-
approved
by
security
holders

Equity
compen-
sation
plans not      -0-                      -0-                      -0-
approved
by
security
holders

Total


Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     We have not commenced planned principal operations, but have made good progress since the end of fiscal 2001,in formation and stability testing.

     Our proposed plan of operation is composed of three "stages," each of which coincides with a specific milestone in the process of developing PHER-O2. Each of these stages will begin subject to available funding. Each stage, and the projected cost of each, is as follows:

          Stage A (approximately one year): In the first six months, we have completed the development of perfluoro-decalin and the synthetic surfactants that make up PHER-O2, manufactured experimental doses and have performed preliminary animal tests in accordance with FDA and overseas regulations. In the second six months, we will produce optimal quantities and conduct animal safety and efficacy trials in accordance with FDA and overseas requirements. During the course of Stage A, we estimate that our increased technical, administrative, sales/marketing and manufacturing requirements will require us to the hire a few additional employees. Estimated cost is $1,500,000, divided as follows: Completed surfactant formulation (done) and the manufacture of sufficient product for initial testing, $500,000; animal safety and efficacy trials through a sub-contractor, $600,000; and administrative, patent and proprietary right protection and marketing costs, $400,000.

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

     Our plan of operation for the next 12 months is having:

     *     manufactured experimental doses of  PHER-O2; and

     *     performed preliminary animal tests in accordance with FDA; and

     *     comparable foreign overseas regulations.

     In January, 2001, we engaged IriSys, Inc. ("IriSys") to provide us with expertise in preformulation development, analytical chemistry and stability protocol design and testing, including preparation of regulatory standards required to achieve regulatory compliance for our principal product, PHER-O2, to produce bottled PHER-02 for animal trials, and to conduct stability trials. We were successful in developing improved formulations of our surfactants under this engagement.

     In March, 2002, we granted an Exclusive License Agreement for parts of Asia regarding PHER-02 and related technology and patents to Ascendiant-Asia and Ascendiant-South America. We plan to terminate these Exclusive License Agreements as we have received no revenues or sublicenses from them.

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

Results of Operations.
----------------------

     Revenues for the calendar years ending December 31, 2002 and 2001 were $0 and $0, respectively. We had no material operations, except the research and development activities related to our subcontracted research and development of our product.

     We realized a net loss of ($1,729,701), with a loss of ($.05) per share during the calendar year ended December 31, 2002, and a net loss of $(1,037,570), with a loss of $(0.04) per share for the year ending
December 31, 2001. Most of our expense related to the value of equity securities issued by us for services rendered.

     Our research and development expenses were $79,850 in 2002, compared to $188,007 in 2001. The decrease in 2002 was principally the result of our limited capital resources.

Liquidity.
----------

     As of December 31, 2002, we had $1,393 in cash, with $2,533,395 in current liabilities.

     During the calendar year ended December 31, 2002, we had net expenses of $1,533,972, while receiving $0 in revenues. We received no revenues, and had total expenses of $918,166 during the calendar year ended December 31, 2001. Most of these expenses related to the value of equity securities issued by us for services rendered.

     Cash resources at December 31, 2002 and 2001 were $1,393 and $23,445, respectively. This liquidity was provided through the sale of our common stock in 2000 in the net amount of $635,320.

Forward Looking Statements.
---------------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, and future performance of our business, including, without limitation, (i) our ability to gain a larger share of the synthetic blood industry, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers and distributors, our ability to raise capital, and the growth of the synthetic blood industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Item 7.  Financial Statements.
         ---------------------

                       SANGUINE CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 2002

                         C O N T E N T S


Independent Auditors' Reports. . . . . . . . . . . . . . .  F - 3

Balance Sheet . . . . . . . . . . . . . . . . . . . . . .   F - 5

Statements of Operations. . . . . . . . . . . . . . . . . . F - 7

Statements of Stockholders' Deficit . . . . . . . . . . . . F - 8

Statements of Cash Flows. . . . . . . . . . . . . . . . . .F - 13

Notes to the Financial Statements . . . . . . . . . . . . .F - 15

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
Sanguine Corporation
Pasadena, California

We have audited the accompanying balance sheet of Sanguine Corporation (a development stage Company) (the Company) as of December 31, 2002 and the related statement of operations, stockholders' deficit and cash flows for the year ended December 31, 2002 and from inception of the development stage on January 18, 1990 through December 31, 2002. The statements of operations, stockholders' deficit, and cash flows of the Company from inception of the development stage on January 18, 1990 through December 31, 2001, were audited by other auditors whose report, dated March 12, 2002, on those financial statements, included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. Our opinion on the statements of operations, stockholders' deficit and cash flows from inception on January 18, 1990 through December 31, 2001, insofar as it relates to amounts for prior periods through December 31, 2001, is based solely on the report of other audits. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sanguine Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period from inception of the development stage (January 18, 1990) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred significant losses, which have resulted in an accumulated deficit and has a deficit in working capital, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 23, 2004

                                                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Sanguine Corporation

We have audited the accompanying statement of operations, stockholders' deficit and cash flows of Sanguine Corporation (a development stage company) for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2001, in conformity with generally accepted accounting principles of the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has a deficit in working capital, a stockholders' deficit, has not generated revenues from operations, and has incurred significant losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/TANNER + CO.
Salt Lake City, Utah
March 12, 2002

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                          Balance Sheet

                              ASSETS

                                                       December 31,
                                                            2002
CURRENT ASSETS

     Cash                                              $    1,393
                                                       ----------
          Total Current Assets                              1,393
                                                       ----------
PROPERTY AND EQUIPMENT, NET (Note 1)                            -

          TOTAL ASSETS                                 $    1,393
                                                       ==========

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                         Balance Sheet


              LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                     December 31,
                                                           2002
CURRENT LIABILITIES

     Related party payables (Note 3)                   $    187,805
     Accounts payable                                       171,068
     Accrued salaries                                       748,000
     Accrued interest                                        10,085
     Accrued interest   related party (Note 3)              294,091
     Other accrued expenses                                   2,369
     Notes payable and convertible notes payable (Note 8)    40,000
     Notes payable   related party (Note 3, 8)            1,079,977
                                                      -------------
          Total Current Liabilities                       2,533,395

LONG-TERM LIABILITIES

     Convertible debentures (Note 8)                         28,750
                                                      -------------
          Total Long-Term Liabilities                        28,750

          Total Liabilities                               2,562,145
                                                      -------------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' DEFICIT

     Common stock: 100,000,000 shares authorized of
      $0.001 par value, 34,798,607 shares issued and
      outstanding                                            34,799
     Additional paid-in capital                           3,422,257
     Expenses prepaid with common stock (Note 9)            (96,510)
     Deficit accumulated during the development stage    (5,921,298)
                                                      -------------
          Total Stockholders' Deficit                    (2,560,752)
                                                      -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT $       1,393
                                                      =============

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                    Statements of Operations

                                                            From Inception of
                                                             the Development
                                                                Stage on
                                                               January 18,
                                       For the Years Ended    1990 Through
                                        December 31,            December
                                      2002          2001        31,  2002
REVENUE                                 $       -   $       -     $   150,000

OPERATING EXPENSES

     Consulting                         1,174,457     369,125       2,210,102
     Research and development              79,850     188,007       1,279,147
     Selling, general and administrative  279,665     361,034       2,150,239
                                       ----------   ---------     -----------
          Total Operating Expenses      1,533,972     918,166       5,639,488
                                       ----------  ----------     -----------
LOSS FROM OPERATIONS                   (1,533,972)   (918,166)     (5,489,488)
                                       ----------  ----------     -----------
OTHER INCOME (EXPENSE)

     Interest income                            4      12,831          27,457
     Interest expense                    (161,976)   (132,235)       (425,510)
     Loss on cash deposit                 (10,020)          -         (10,020)
     Loss on settlement of debt           (23,737)          -         (23,737)
                                      -----------  ----------     -----------
          Total Other Income (Expense)   (195,729)   (119,404)       (431,810)
                                      -----------  ----------     -----------
NET LOSS                              $(1,729,701)$(1,037,570)     (5,921,298)
                                      ===========  ==========     ===========
BASIC LOSS PER SHARE                  $     (0.05)$     (0.04)
                                      =========== ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING BASIC AND
  DILUTED                              31,617,247  28,783,000
                                       ==========  ==========

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
               Statements of Stockholders' Deficit
                                                                     Deficit
                                                        Expenses   Accumulated
                                            Additional Prepaid with During the
                              Common Stock     Paid In   Common    Development
                           Shares     Amount   Capital    Stock       Stage
Balance, January 18, 1990
Retroactive restated     1,428,364 $ 1,428 $2,423,214   $     -   ($2,464,642)

Net income from
January 1, 1990 through
January 1, 1991                                                        73,917
                         --------- ------- ----------   -------  ------------
Balance, December 31,
1991                     1,428,364   1,428  2,423,214         -    (2,390,725)

Common stock issued for
services provided at
$0.001 per share             2,720       2          -         -             -

Contributed capital by
officer                          -       -        750         -             -

Net loss for the year
ended December 31,
1992                             -       -          -         -       (77,011)
                         --------- ------- ----------   -------  ------------
Balance, December 31,
1992                     1,431,084   1,430  2,423,964         -    (2,467,736)

Common stock issued to
acquire 94% of outstanding
Stock of Sanguine
Corporation             14,589,775  14,590          -         -       (14,590)

Common stock for cash
at $0.22 per share         510,000     510    109,490         -             -

Net loss for the year
ended December 31,
1993                             -       -          -         -       (92,895)
                        ----------  ------  ---------   -------  ------------
Balance, December 31,
1993                    16,530,859 $16,530 $2,533,454   $     -  $ (2,575,221)
                        ----------  ------  ---------   -------  ------------
The accompanying notes are an integral part of these financial statements.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
          Statements of Stockholders' Deficit (Continued)
                                                                     Deficit
                                                        Expenses   Accumulated
                                            Additional Prepaid with During the
                              Common Stock     Paid In   Common    Development
                           Shares     Amount   Capital    Stock       Stage
Balance, December 31,
1993                    16,530,859 $16,530 $2,533,454         -  $ (2,575,221)

Quasi-reorganization             -       - (2,423,964)        -     2,423,964

Common stock for cash
at $0.39 per share         191,000     191     74,809         -             -

Net loss for the year
ended December 31, 1994          -       -          -         -      (230,779)
                        ----------  ------  ---------   -------  ------------
Balance, December 31,
1994                    16,721,859  16,721    184,299         -      (382,036)

Common stock issued for
debt and payables at
$0.11 per share          1,216,000   1,216    128,048         -             -

Common stock issued for
services at $0.13 per
share                    1,625,000   1,625    201,500         -             -

Net loss for the year
ended December 31, 1995          -       -          -         -      (366,843)
                        ----------  ------  ---------  --------  ------------
Balance, December 31,
1995                    19,562,859  19,562    513,847         -      (748,879)

Common stock issued for
Cash at $0.25 per share     10,000      10      2,490         -             -

Common stock issued for
debt and payables at
$0.25 per share            325,506     326     80,605         -             -

Common stock issued for
services at $0.001 per
share                      979,358     979          -           -           -

Net loss for the year
ended December 31, 1996          -       -          -           -    (210,017)
                        ----------  ------   --------     -------  ----------
Balance, December 31,
1996                    20,877,723  20,877    596,942           -    (958,896)

Common stock issued
for services at $0.09
per share                  100,000     100      9,234           -           -

Net loss for the year
ended December 31, 1997          -       -          -           -    (166,212)
                        ----------  ------  ---------     -------  ----------
Balance, December 31,
1997                    20,977,723 $20,977  $ 606,176     $     - $(1,125,108)
                        ---------- -------  ---------     ------- -----------

The accompanying notes are an integral part of these financial statements.

                     SANGUINE CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Deficit (Continued)
                                                                     Deficit
                                                        Expenses   Accumulated
                                            Additional Prepaid with During the
                              Common Stock     Paid In   Common    Development
                           Shares     Amount   Capital    Stock       Stage
Balance, December 31,
1997                    20,977,723 $20,977  $ 606,176     $     - $(1,125,108)

Common stock issued for
cash $0.10 per share     1,218,000   1,218    120,982           -           -

Common stock issued for
debt and payables $0.22
per share                  240,000     240     52,887           -           -

Common stock issued for
services at $0.12 per
share                      674,494     675     77,952           -           -

Shares canceled           (100,000)   (100)       100           -           -

Net loss for the year ended
December 31, 1998                -       -          -           -    (366,439)
                        ---------- -------  ---------     ------- -----------
Balance, December 31,
1998                    23,010,217  23,010    858,097           -  (1,491,547)

Common stock issued for
cash $0.18 per share        52,777      53      9,447           -           -
Common stock issued for
services $0.10 per share   100,000     100      9,900           -           -

Net loss for the year ended
December 31, 1999                -       -          -           -    (217,864)
                        ---------- -------  ---------     -------  ----------
Balance, December 31,
1999                    23,162,994  23,163    877,444           -  (1,709,411)

Common stock issued for
cash at $0.19 per share  3,318,269   3,318    632,002           -           -

Common stock issued for
services at $0.26 per
share                    1,629,925   1,630    427,370           -           -

Net loss for the year ended
December 31, 2000                -       -          -           -  (1,444,616)
                        ---------- ------- ----------     ------- -----------
Balance at December 31,
2000                    28,111,188  28,111  1,936,816           -  (3,154,027)

Common stock issued for
services at $0.25 per
share                      125,000     126     31,125           -           -

Common stock issued for
services at $0.23 per
share                       75,000      75     17,175           -           -
                        ---------- ------- ----------     ------- -----------
Balance Forward         28,311,188 $28,312 $1,985,116     $     - $(3,154,027)
                        ---------- ------- ----------     ------- -----------

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
         Statements of Stockholders' Deficit (Continued)
                                                                     Deficit
                                                        Expenses   Accumulated
                                            Additional Prepaid with During the
                              Common Stock     Paid In   Common    Development
                           Shares     Amount   Capital    Stock       Stage
Balance Forward         28,311,188 $28,312 $1,985,116     $     - $(3,154,027)

Common stock issued for
services at $0.13 per
share                      825,000     825    103,125           -           -

Common stock issued for
services at $0.17 per
share                       50,000      50      8,500           -           -

Common stock issued for
prepaid services at $0.23
per share                  250,000     250     57,250     (57,500)          -

Common stock issued for
commission of private
placement of common
stock                      327,194     327       (327)          -           -

Common stock issued for
acquisition of subsidiary
stock held by minority
shareholders               840,195     840       (840)          -           -

Amortization of prepaid
expenses                         -       -          -      43,125           -

Net loss for the year
ended December 31, 2001          -       -          -           -  (1,037,570)
                        ---------- ------- ----------     ------- -----------
Balance, December 31,
2001                    30,603,577 $30,604 $2,152,824    $(14,375)$(4,191,597)

Additional common stock
issued for acquisition
of subsidiary stock held
by minority shareholders
in prior year               70,030      70        (70)          -           -

Common stock issued for
services at $0.06 and
$0.16 per share          1,615,000   1,615     57,122           -           -

Warrants issued for
services                         -       -    989,956           -           -

Common stock issued for
prepaid services at
$0.06 per share          1,700,000   1,700     94,810     (96,510)          -
                        ---------- ------- ----------    -------- -----------
Balance Forward         33,988,607 $33,989 $3,294,642   $(110,885)$(4,191,597)
                        ---------- ------- ----------    -------- -----------

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
         Statements of Stockholders' Deficit (Continued)
                                                                     Deficit
                                                        Expenses   Accumulated
                                            Additional Prepaid with During the
                              Common Stock     Paid In   Common    Development
                           Shares     Amount   Capital    Stock       Stage
Balance Forward         33,988,607 $33,989 $3,294,642   $(110,885)$(4,191,597)

Common stock issued for
cash less warrants
exercised at $0.06-$0.13
per share                  500,000     500    103,125           -           -

Common stock issued for
exercise of warrants for
cash at $0.08 per share    310,000     310     24,490           -           -

Amortization of prepaid
expenses                         -       -          -      14,375           -

Net loss for the year
ended December 31, 2002          -       -          -           -  (1,729,701)
                        ---------- ------- ----------   --------- -----------
Balance, December 31,
2002                    34,798,607 $34,799 $3,422,257   $ (96,510)$(5,921,298)
                        ========== ======= ==========   ========= ===========

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                   Statements of Cash Flows

                                                            From Inception of
                                                             the Development
                                                                 Stage on
                                                                January 18,
                                        For the Years Ended    1990 Through
                                            December 31,         December
                                        2002          2001       31,  2002
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                              $(1,729,701) $(1,037,570)$(5,921,298)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation and amortization                 -            -       4,609
     Common stock issued for services      1,123,569      161,001   2,151,371
     Interest on beneficial conversion
      feature                                 25,000            -      25,000
     Legal expense related to beneficial
      conversion feature                       3,750            -       3,750
     Note payable issued for services         28,750            -     727,950
     Recognition of expenses prepaid
      with common stock                       14,375       57,500      71,875
     (Gain) Loss on extinguishments of
     debt                                     23,737            -      23,737
     Changes in assets and liabilities:
        Decrease in prepaid expenses          55,000      150,625     205,625
        Increase in accounts payable
         and related party payables          142,588       55,703     335,136
        Increase in accrued interest payable 132,080      112,400     304,176
        Increase in accrued liabilities            -            -       2,369
        Increase in accrued salaries         104,000       60,000     748,000
                                          ---------- ------------  ----------
      Net Cash Used by Operating Activities  (76,852)    (440,341) (1,317,700)
                                          ---------- ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Cash paid for fixed assets                    -            -      (4,609)
                                          ---------- ------------ -----------
      Net Cash Used by Investing Activities        -            -      (4,609)
                                          ---------- ------------ -----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of convertible
      debentures                                   -            -      40,000
     Proceeds from notes payable and notes
       payable   related party                30,000      (68,166)    169,377
     Payments on notes payable and notes
       payable   related party                     -            -      (8,600)
     Contributed capital                           -            -         750
     Common stock issued for cash             24,800            -   1,122,175
                                          ---------- ------------ -----------
      Net Cash Provided (Used) by
       Financing Activities                   54,800      (68,166)  1,323,702
                                          ---------- ------------ -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (22,052)    (508,507)      1,393

CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR                                       23,445      531,952           -
                                          ---------- ------------ -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR  $    1,393 $     23,445 $     1,393
                                          ========== ============ ===========

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
               Statements of Cash Flows (Continued)

                                                             From Inception of
                                                              the Development
                                                                  Stage on
                                                                 January 18,
                                       For the Years Ended      1990 Through
                                           December 31,            December
                                        2002          2001         31,  2002
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:

     Interest                           $        -     $  19,834   $  114,883
     Income taxes                       $        -     $       -   $        -

NON-CASH FINANCING ACTIVITIES

     Common stock issued for services
     rendered                            $1,123,569     $ 161,001  $2,151,371
     Interest on beneficial conversion
     feature                             $   25,000     $       -  $   25,000
     Legal expense related to beneficial
      conversion feature                 $    3,750     $       -  $    3,750
     Notes payable issued for services   $   28,750     $       -  $  727,950
     Common stock issued for prepaid
      services                           $   96,510     $  57,500  $  154,010

The accompanying notes are an integral part of these financial statements.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Organization

     Sanguine Corporation, (the "Company") was incorporated January 27, 1974, in the State of Utah, using the name Sight and Sound Systems, Inc. On July 8, 1974, the Company changed its name to International Health Resorts, Inc., and on June 25, 1993, the Company filed a Certificate of Amendment changing the name to Sanguine Corporation. In May of 1992, the Company changed its domicile to the State of Nevada.

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

     From 1974 to 1980, the Company engaged in several business ventures. These business activities resulted in the loss of all Company assets. Because of the search for a new business venture, the Company has entered into the "development stage company" status again. The Company is a development stage company and these financial statements are presented as those of a development stage company effective January 18, 1990, coinciding with the incorporation date of Sanguine Corporation.

     b.  Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

     c.  Basic Loss Per Share

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.
                                         For the Years Ended
                                                December 31,
                                        2002                  2001

     Loss (numerator)              $    (1,729,701)    $    (1,037,570)
     Shares (denominator)               31,617,247          28,783,000
     Per share amount              $         (0.05)    $         (0.04)

     The Company's outstanding stock options have been excluded from the basic net loss per share calculation as they are anti-dilutive. The Company has excluded common stock equivalents.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                  Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     d.  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     e.  Income Taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                          2002                2001

     Deferred tax assets:
          NOL Carryover            $    1,374,800      $    1,153,000
          Accrued Officer Salary          291,700             240,000
          Related Party Interest           49,755                   -
                                   --------------      --------------
                                        1,716,255           1,393,000
          Deferred tax liabilities:             -                   -

          Valuation allowance      $   (1,716,255)     $   (1,393,000)
                                   --------------      --------------
          Net deferred tax asset   $            -      $            -
                                   ==============      ==============

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     e.  Income Taxes (Continued)

                                           2002                2001
          Book Income                   $    (674,545) $    (387,000)
          Meals & Entertainment                 3,360              -
          Accrued Interest                    (15,185)             -
          Accrued Salaries                     40,560              -
          Stock for Services/Options Expense  476,460              -
          Other                                   (40)             -
          Valuation Allowance                 169,390        387,000
                                         ------------  -------------
                                         $          -  $           -
                                         ============  =============

     At December 31, 2002, the Company had net operating loss carryforwards of approximately $3,525,000 that may be offset against future taxable income from the year 2003 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

     f.  Development Stage

     The Company is considered a development stage Company as defined in SFAS No. 7, "Accounting For Development Stage Enterprises". The Company is devoting substantially all of its efforts to research and development and obtaining financing. Principal operations have not commenced and no significant revenues have been derived from operations since inception. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     g.  Property and Equipment

     Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized.
     Depreciation is computed using the straight-line method over estimated useful lives, which range between 3 to 5 years.

     h. Revenue Recognition

     Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                  Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     i.  Newly Adopted Accounting Pronouncements

     New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

     SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishments of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a material effect on its financial performance or results of operations.

     SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is

                     SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     i.  Newly Adopted Accounting Pronouncements (Continued)

     encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.

     The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption of SFAS 146 will have a material effect on its financial performance or results of operations.

     SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.

     SFAS No. 149   In April 2003, the FASB issued Statement of Financial
     Accounting Standards No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement will be applicable to existing contracts and new contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company does not expect that the adoption of SFAS 149 will have a material effect on the Company's financial statements.

     SFAS No. 150   In May 2003, the FASB issued Statement of Financial
     Accounting Standards No. 150 ("SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                  Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     i.  Newly Adopted Accounting Pronouncements (Continued)

     the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption.

     The Company does not expect that the adoption of SFAS 150 will have a material effect on the Company's financial statements.

     j.  Equity Securities

     Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

     k.  Stock Options

     As permitted by FASB Statement 148 "Accounting for Stock Based Compensation - Transition and Disclosure" (SFAS No. 148), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less that the market price of the underlying common stock on the date of grant.

     l.   Valuation of Options and Warrants

     The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (2) the date the counterparty's performance is complete. Pursuant to the requirements of EITF 96-18, the options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.

     m.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                     SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 2 -  MINORITY INTEREST

     Sanguine Corporation (California) had a total of 6,586,800 shares of its common stock issued and outstanding at June 14, 1993. Pursuant to the Agreement and Plan of Reorganization, Sanguine Corporation (Nevada) acquired 6,200,000 of the issued and outstanding shares. The resulting 386,800 shares of minority interest in California Corporation represented approximately six percent (6%) of the Company's outstanding stock. No provisions for minority interest has been made on the financial statements because of the losses incurred in prior periods and the stockholders' deficit of California.

     In November 2001 Sanguine Corporation (Nevada) acquired the remaining 386,800 shares of Sanguine Corporation (California) through the issuance of 840,195 shares of common stock. As of that date, Sanguine Corporation (California) was dissolved and is operating as a foreign corporation in California.

NOTE 3 -  RELATED PARTY TRANSACTIONS

     At December 31, 2002, related party notes payable consist of the following:

     An unsecured note payable to the officer of the Company due on demand, payable through the issuance of 1,600,000 shares of common stock as repayment for personally held shares of the officer that were issued as payment of a Company obligation. The face value of the note of $699,200 is based on the market price per share on the date of transfer by the officer. Interest is computed at 12% per annum.

     An unsecured note payable to an officer of the Company, due on demand, payable through issuance of 1,000,000 shares of common stock as repayment for personally-held shares of the officer that were issued as payment of a Company obligation. The face value of the note of $220,000 is based on the market price per share on the date of transfer by the officer. Interest is computed at 12% per annum.

     Unsecured notes payable to an officer of the Company in the amount of $198,943, due on demand, with interest at 12% per annum. The unpaid principal balance was $160,777 at December 31, 2002.

     Accrued interest on related party notes totaled $294,091 at December 31, 2002, while interest expense on the related party notes totaled $127,580 and $127,735 for the years ended December 31, 2002 and 2001, respectively.

     Accounts payable at December 21, 2002 includes amounts owed to officers of the Company for reimbursement of expenses paid of $187,805.

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

     During February 1994, the Company entered into a lease for office space in Pasadena, California. The lease has been extended three times through April 2004 with monthly rent payments of $1,744 for the first twelve months with annual increases.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 4 -  COMMITMENTS AND CONTINGENCIES (Continued)

     Future minimum lease payments under this non-cancelable operating lease are as follows:
                                             2003 $    21,900
                                             2004       7,364
                                                  -----------
                                                  $    29,264
                                                  ===========

     Rent expense was $21,318 and $21,000 for the years ended December 31, 2002 and 2001, respectively.

     Employment Agreements

     On September 23, 1993, the Board of Directors entered into Employment Agreements with its CEO and Vice President for a seven-year period beginning on August 1, 1993. The Employment Agreements were subsequently extended through January 22, 2007.

     The Employment Agreements call for a base salary of $120,000 to the CEO and $72,000 to the Vice President annually. Additionally, the Company provides insurance benefits, home office reimbursement, an automobile and reimbursement for out of pocket expenses. On June 2, 1994, the CEO and Vice President agreed to cancel all outstanding accruals for expenses under the Employment Agreements and to accept as full satisfaction of all of claims, payments receive in November 1993. In addition, the Employment Agreements were modified to provide that for June, July, and August of 1994, salary shall be paid at one-fourth the amount specified by the Employment Agreements. Beginning September 1, 1994, the CEO and Vice President were entitled to receive one-half the salary specified until the Company raised $1,500,000 in debt or equity funding. All funds raised since the completion of our reorganization with Sanguine California are being counted in arriving at this sum, but amounts do not exceed $1,500,000.

     As of December 31, 2002, a total of $748,000 in salaries has been accrued.

     License Agreement

     During February 2002, the Company entered into a 25 year exclusive license agreement with an entity by granting the exclusive license rights to its PHER-02 product and associated processes and technologies. This entity has been granted this exclusive license for Asia, including the People's Republic of China, Thailand, Laos, Cambodia, Vietnam, Singapore, Malaysia, Indonesia, North Korea, Burma, Mongolia and Taiwan.

     The agreement calls for certain minimum levels of annual production and a royalty payment of $5.00 per every 200 milliliter unit produced. If minimum levels are not reached, the Company may terminate the agreement. As of December 31, 2002, no royalties have been paid and the agreement has not been cancelled.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 5 -  COMMON STOCK TRANSACTIONS

     During the year ended December 31, 2002, the Company issued 1,615,000 shares of common stock for services valued at $58,737; 1,700,000 shares issued for prepaid services; 500,000 shares issued for cash-less warrants exercised valued at $103,625; and 310,000 shares issued for cash exercise of warrants for $24,800.

     Common stock issued for services, prepaid services and cash-less warrant exercise have been accounted for at the fair market value of the securities on the date of issue.

NOTE 6 -  STOCK OPTIONS AND WARRANTS

     During February 2002, the Company entered into a consulting agreement which provides for the issuance of 300,000 warrants. The consultant received 100,000 warrants upon signing the contract while the remaining 200,000 warrants are contingent upon receipt of funding generated by the consultant. The warrants are exercisable at a price of $0.125 per share and expire February 6, 2007. As of December 31, 2002, no funding has been generated by the consultant and 100,000 warrants are issued and exercisable. The Company recognized $11,252 in expense associated with the issuance of these warrants.

     During February 2002, the Company issued three warrants to purchase an aggregate of 3,000,000 shares of the Company's common stock to individuals related to an entity that received the exclusive license rights of the Company's PHER-02 product in Asia (See Note 4). The warrants are exercisable at a price of $0.15 per share and expire February 21, 2005. The warrants also have a call provision, which the Company can exercise and require the holders of the warrants to exercise their warrants if at any time the Company's common stock trades for an amount equal to or greater than $1.00 per share for 10 consecutive trading days. The Company recognized $237,455 in expense associated with the issuance of these warrants.

     During March 2002, and in connection with the issuance of a convertible debenture, the Company issued warrants to purchase 5,937,500 shares of common stock at an exercise price of the greater of $0.08 or 66 2/3% of the five-day trading average of the Company's common stock. The Company recognized $682,465 in expense associated with the issuance of these warrants.

     During March 2002, the Company issued a warrant to an individual to acquire up to 500,000 shares of the Company' s common stock for services. The exercise price of the warrant is the lower of 50% of the average bid price of the Company's common stock for the five trading days prior to the exercise of the warrant or $0.08 per share. The warrant expires March 11, 2005. The Company recognized $58,784 in expense associated with the issuance of these warrants.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 6 -  STOCK OPTIONS AND WARRANTS (Continued)

     A summary of the status of the Company's outstanding stock options as of December 31, 2002 and 2001 and changes during the years then ended is presented below:

                                         2002                    2001
                                               Weighted               Weighted
                                                Average                Average
                                               Exercise               Exercise
                                  Shares         Price     Shares       Price
       Outstanding, beginning of
        year                       2,270,209   $   0.30  2,270,209   $    0.30
       Granted                     9,537,500       0.10          -           -
       Expired/Cancelled                   -          -          -           -
       Exercised                    (810,000)      0.07          -           -
                                  ----------   --------  ---------   ---------
       Outstanding end of year    10,997,709   $   0.15  2,270,209   $    0.30
                                  ==========   ========  =========   =========
       Exercisable                10,997,709   $   0.15  2,270,209   $    0.30
                                  ==========   ========  =========   =========

                             Outstanding              Exercisable
                                  Weighted
                         Number   Average      Weighted    Number    Weighted
                      Outstanding Remaining    Average  Exercisable  Average
          Range of    at December Contractual  Exercise at December  Exercise
     Exercise Prices   31, 2002      Life       Price     31, 2002     Price
    $     0.13           470,642     3.73      $  0.13      470,642  $   0.13
          0.35         1,799,567     1.66         0.35    1,799,567      0.35
     0.08-0.15         8,727,500     3.21         0.10    8,727,500      0.10
                      ----------    -----      -------   ----------  --------
    $0.07-0.35        10,997,709     2.98      $  0.15   10,997,709  $   0.15
                      ==========    =====      =======   ==========  ========

       The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:


                                                       For the Year
                                                           Ended
                                                    December 31, 2002

       Risk free interest rate                         3.51% - 4.30%
       Expected life                                     3   5 years
       Expected volatility                         106.85% - 107.26%
       Dividend yield                                          0.00%

                     SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 7 -  GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses, which have resulted in an accumulated deficit of $5,921,298 and $4,191,597 at December 31, 2002 and 2001, respectively, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company's management has taken certain steps to maintain its operating and financial requirements in an effort to enable the Company to continue as a going concern until such time that revenues are sufficient to cover expenses, including:

       The Company's management has taken certain steps to maintain its operating and financial requirements in an effort to continue as a going concern until such time as revenues are sufficient to cover expenses. Future plans include a debt or equity offering for between $300,000 - $500,000 that should enable the Company to complete the animal testing stage for FDA approval of its product. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

       The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described above, and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 8    NOTES PAYABLE AND CONVERTIBLE DEBENTURES

       During February 2002, the Company entered into a convertible note agreement providing for the receipt of $25,000 in services in exchange for a 5% convertible note and warrants to purchase 5,937,500 shares of common stock at an exercise price of the greater of $0.08 or 66 2/3% of the five-day trading average of the Company's common stock. The note is convertible into common stock of the Company at the lesser of $0.08 or 66 2/3% of the five-day trading average of the Company's common stock. The beneficial conversion feature of the note resulted in $25,000 in additional interest expense.

       During February 2002, the Company entered into a convertible note agreement providing for the receipt of $3,750 of legal services in exchange for a 5% convertible note. The note is convertible into common stock of the Company at the lesser of $0.08 or 66 2/3% of the five-day trading average of the Company's common stock.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 8    NOTES PAYABLE AND CONVERTIBLE DEBENTURES (Continued)

       Notes payable, convertible debentures and notes payable   related
       parties consist of the following as of December 31, 2002:

       Unsecured note payable to an officer of the Company
        due on demand, payable through the issuance of 1,600,000
        shares of common stock as repayment for personally   held
        shares of the Company obligation; the face value of the note is based on the market price per share on the date of transfer by the officer; interest is computed at 12% per year.
        (see Note 3)                                                  $699,200

       Unsecured note payable to an officer of the Company
        due on demand, payable through the issuance of 100,000
        shares of common stock as repayment for personally   held
        shares of the Company obligation; the face value of the note is based on the market price per share on the date of transfer by the officer; interest is computed at 12% per year.
        (see Note 3)                                                   220,000

       Unsecured notes payable to an officer of the Company, due
        on demand, interest at 12% per annum                           160,777

       Unsecured note payable to an individual, due on demand,
        interest at 10% per annum, convertible into common stock
        at $0.43 per share.                                             15,000

       Unsecured note payable to a partnership, due on demand,
        interest at 12% per annum                                       25,000

       Unsecured convertible debenture, due February 28, 2004,
        interest at 5% per annum                                        25,000

       Unsecured convertible debenture, due February 28, 2004,
        interest at 5% per annum                                         3,750
                                                                    ----------
               Total Note and Debentures Payable                    $1,148,727
                                                                    ==========
Annual maturities notes and debentures payable are as follows:

                            Years Ending
                            December 31,

                            2003                      $1,119,977
                            2004                          28,750
                                                      ----------
                                                      $1,148,727
                                                      ==========

       Interest expense on the above debt amounted to $133,226 and $132,235 for the years ended December 31, 2002 and 2001, respectively.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                  Notes to the Financial Statements
                    December 31, 2002 and 2001


NOTE 9 -  PREPAID EXPENSES AND EXPENSES PREPAID WITH COMMON STOCK

       In April 2001, the Company entered into two consulting agreements in which the consultants would provide financial, general business, and strategic planning services. As compensation for one consulting agreement, the Company issued 250,000 shares of its common stock at $0.23 per share. The Company recorded $57,500 of expenses prepaid with common stock and has recognized the expense ratably over the one year term of the consulting agreement.

       For the second consulting agreement, the Company's President transferred 1,000,000 of his personal shares of common stock in the Company as prepayment of the consulting fees. The Company recorded $220,000 of prepaid expense and a note payable to the Company's President based on the current market price of the Company's common stock of $0.22 per share. The Company has recognized the expense ratably over the one-year term of the consulting agreement.

       During November 2002, the Company issued 2,000,000 shares of common stock for services and prepaid services valued at $114,000. The unamortized portion at December 31, 2002 totaled $96,510.

       During the year ended at December 31, 2002, the Company recognized $69,375 of consulting expense related to these agreements.

NOTE 10-  SUBSEQUENT EVENTS

       During fiscal year 2003, the Company issued 150,000 shares of common stock for services valued at $9,188; 1,000,000 shares issued for payables of $17,057 and prepaid services valued at $62,943; 625,000 shares issued for cash-less option exercises valued at $24,000; and 1,063,369 shares issued for payables of $34,028 and gain on settlement of $25,972.

       During February through August 2003, the Company's President lent the Company $18,000 and was repaid $800. The new amounts are due upon demand and accrue interest at 12% per annum.

       During January 2003, the Company borrowed $6,000 from an unrelated party for a non-interest bearing advance, due on demand.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     The Company changed accountants, from Tanner + Company, Inc. on December 11, 2003. The new accounting firm is HJ Associates & Consultants, LLP. For additional information on the change of accountants, see our 8-K Current Report dated December 11, 2003, as amended, which is incorporated herein by reference.

Item 8(a).  Controls and Procedures.
------------------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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


Directors and Executive Officers.
---------------------------------

                                               Date of            Date of
                            Positions         Election or       Termination
  Name                      Held              Designation      or Resignation
  ----                      ----              -----------      --------------
Thomas C. Drees,            CEO                    6/93              *
Ph.D., MBA                  President              1/98              *
                            Chairman              11/95              *
                            Director               6/93              *

Anthony G. Hargreaves       Vice Chairman          9/00         6/2003 (Death)
                            Vice President         6/93         6/2003 (Death)
                            Secretary/             6/93         6/2003 (Death)
                            Treasurer              6/93         6/2003 (Death)
                            Director               6/93         6/2003 (Death)
                            Chief Financial        6/94             3/96
                            Officer

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

Medical Advisory and Applications Board of Directors.
-----------------------------------------------------

                                               Date of          Date of
                            Positions         Election or      Termination
  Name                      Held              Designation      or Resignation
  ----                      ----              -----------      --------------
Rear Admiral (Retired)      Chairman             10/00              6/01
Merton Dick Van Orden

Craig Morrison, M.D.        Member               10/00               *

William Regelson, M.D.      Member               10/00           1/03 (Death)

Leon Cass Terry, M.D.,      Member               10/00               *
Ph.D.

Herbert J. Meiselman,       Member               10/00               *
Sc.D.

Joseph P. O'Malley, M.D.    Member               6/01                *

Business Experience.
--------------------

     Thomas C. Drees, Ph.D., MBA, Chairman, President, CEO and a Director. Dr. Drees, age 75, is the founder of Sanguine California. Dr. Drees was Vice President and General Manager of Abbott Scientific Products Division, collector of blood plasma derivatives and manufacturer of human blood derivatives from 1973 to 1978. From 1978 to 1984, he was the President and CEO of Alpha Therapeutics Corporation, a subsidiary of Green Cross Corporation of Japan and the developer of Fluosol DA 20, the only FDA-approved synthetic blood product. For 29 years, Dr. Drees has been involved at top management levels with the collection, manufacture and marketing of human blood plasma derivatives. He has written many publications on the subject, including the widely-acclaimed book "Blood Plasma: The Promise and the Politics," Ashley Books, New York, 1983.

     David E. Nelson, CPA, Chief Financial Officer and Director. Mr. Nelson, age 60, received a B.S. degree in accounting from the University of Utah in 1966. He has over 20 years' experience in operations, finance and regulatory compliance of stock brokerage firms. He is the past President of Covey & Company, Inc., a broker/dealer formerly registered with the Securities and Exchange Commission. Mr. Nelson has been a member of the NASD's Board of Arbitrators, the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

     Edward L. Kunkel, Esq., Director.  Mr. Kunkel is 56 years of age.
He graduated with a Juris Doctor degree from the University of Southern California in 1973. From 1973 to 1978, he practiced law with the firm of Karns & Karabian in Los Angeles, California. From 1978 to the present, he has practiced educational law, real estate law and general business law in his own firm. Mr. Kunkel is a member of the State Bar of California, the Los Angeles County Bar Association and the National School Board Attorneys' Association. He has also been a licensed real estate broker since 1979.

     Craig Morrison, M.D., Advisory Board Member, is 61 years of age, and practices at the Brigham Young Student Health Center. He has been an attending and consulting staff general surgeon since 1978 at the following hospitals: Utah Valley Regional Medical Center, Orem Community Hospital, Colombia Mountain View Hospital and Central Valley Hospital. Dr. Morrison received his Doctor of Medicine Degree from the University of Oregon Medical School in 1970, followed by a pediatric internship and surgical residency at the University of Southern California-Los Angeles County Hospital and the Huntington Memorial Hospital in 1975.

     Leon Cass Terry, M.D., Ph.D., Advisory Board Member, is 62 years of age, and joined the Medical College of Wisconsin as a Professor of Neurology and Professor of Physiology in 1989, and has recently retired. Focusing on his professorial duties, Dr. Terry recently stepped down from his position as the Chairman of Neurology, which he held from June of 1989 to May, 2000. During his tenure, Dr. Terry was the Associate Dean for Ambulatory Care from January, 1997 to March, 1998, and was the Chief of Staff from January, 1997 to January, 1999. He also held previous teaching and professional positions as a Research Scientist for the University of Michigan, Institute of Gerontology; Professor of Neurology and Associate Professor of Physiology and Neurology at the University of Michigan; and Associate Professor of Neurology at the University of Tennessee Center for Health Sciences. Dr. Terry earned his Doctorate of Pharmacology from the University of Michigan, his Doctor of Medicine from Marquette University Medical School, his Ph.D. in Experimental Medicine from McGill University Medical School and his Master of Business Administration from the University of South Florida. Dr. Terry has authored over 100 peer-reviewed articles, abstracts and book chapters in well known and respected publications. He was also principal or co-investigator on over 30 grants from the National Institute of Health, various pharmaceutical companies, philanthropic donations and others. He has also conducted clinical trials in various neurologic disorders.

     Herbert J. Meiselman, Sc.D., Advisory Board Member, is 63 years of age. He is an active Professor and Vice Chairman of the University of Southern California School of Medicine, Department of Physiology and Biophysics. Professor Meiselman graduated from Michigan Technical University with a BS degree in 1962. He received a Sc.D. degree from the Massachusetts Institute of Technology in 1965. As a Research Fellow at the California Institute of Technology, he studied in-vivo microcirculatory blood flow from 1966 to 1968. In 1968, he expanded his research studies to include in-vivo blood rheology, a program jointly administered by the California Institute of Technology and the University of Southern California Medical School. Since 1972, Dr. Meiselman's research at the University of Southern California has been concentrated in the areas of blood rheology and the physical behavior of red blood cells and white blood cells. He has authored or co-authored over 300 papers on numerous blood-related topics.

     Joseph P. O'Malley, M.D., Advisory Board Member, is 72 years of age. Mr. O'Malley graduated from Harvard Medical School, cum laude, served 25 years with the National Institute of Health and the Federal Drug Administration and 15 years with the American Red Cross as Regulatory Head of blood services.

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

Audit Committee.
----------------

     We have not adopted an audit committee separate from our Board of Directors because of our present limited operations.

Code of Ethics.
---------------

     We have adopted a Code of Ethics which we have attached as Exhibit 14 to this Annual Report.

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


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
Thomas C.
Drees, Ph.D,12/31/02    *     0     0     0      0     0   0
MBA, CEO,   12/31/01    *     0     0     0      0     0   0
President   12/31/00    *     0     0     0      0     0   0
and Chairman
of the Board

Anthony G.
Hargreaves, 12/31/02   36000  0     0      0     0     0   0
Vice Pres., 12/31/01   72000  0     0      0     0     0   0
Sec./Tres.  12/31/00   24000  0     0   300,000  0     0   0
and Director

David E.
Nelson, CPA 12/31/02    0     0     0      0     0     0   0
CFO and     12/31/01    0     0     0      0     0     0   0
Director    12/31/00    0     0     0   100000   0     0   0

Edward L.
Kunkel, Esq.12/31/02    0     0     0     0      0     0   0
Director    12/31/01    0     0     0     0      0     0   0
            12/31/00    0     0     0     0      0     0   0

Merton Dick 12/31/02    0     0     0     0      0     0   0
Van Orden,  12/31/01    0     0     0   50000    0     0   0
Director    12/31/00    0     0     0   25000    0     0   0


                * See the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" below.

Bonuses and Deferred Compensation.
----------------------------------

    See the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" below.

Compensation Pursuant to Plans.
-------------------------------

Pension Table.
--------------

     None; not applicable.

Other Compensation.
-------------------

     Other than as discussed below, we have no other compensation arrangements with any of our directors or executive officers or our Advisory Board members.

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

     Effective October 1, 2000, while serving on the Advisory Board, Merton Dick Van Orden was to receive 25,000 "unregistered" and "restricted" shares of our common stock per quarter, and Messrs. Morrison, Meiselman, Regelsen and Terry will receive 12,500 unregistered" and "restricted" shares of our common stock per quarter, for service on the Medical Advisory and Applications Board of Directors. For services rendered prior to their designation to the Advisory Board, Mr. Van Orden was issued an additional 25,000 shares; Messrs. Morrison, Meiselman and Terry will each receive an additional 12,500 shares; and Dr. Regelsen will receive an additional 37,500 shares. Mr. Van Orden resigned to pursue other activities on June 1, 2001; and Dr. Regelsen died during the first quarter of 2003.

Employment Contracts.
---------------------

     On September 23, 1993, our Board of Directors entered into Employment Agreements with Dr. Drees and Mr. Hargreaves for a seven-year period beginning on August 1, 1993. These Employment Agreements have been extended through January 22, 2007; however, Mr. Hargreaves died in June, 2003.

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

     As of December 31, 2002, a total of $748,000 in salaries had accrued; Mr. Hargreaves was paid $36,000 during fiscal 2002 (accrued); and $72,000 in fiscal
2001.

     On June 10, 2000, 300,000 shares of common stock were issued to Mr. Hargreaves for additional services valued at $75,000. These shares were registered on Form S-8 of the Securities and Exchange Commission and were subject to lock-up conditions prohibiting their public resale until May 7, 2001.

     We and Edward L. Kunkel, Esq., who is one of our directors, executed an Employment Agreement on June 1, 1994. The Employment Agreement provided for Mr. Kunkel to receive $500 per month or $500 worth of our "unregistered" and "restricted" common stock, provided that no compensation was to be payable until we had received operating funds totaling at least $1,000,000 cash. We have been unable to get the funding, and we have not yet paid this compensation. The Employment Agreement was for a one year term, subject to renewal by the parties. As of the date of this Annual Report, we have not renewed this Employment Agreement.

     Mr. Kunkel's Employment Agreement irrevocably granted to Mr. Kunkel the option to purchase 10,000 "unregistered" and "restricted" shares of our common stock, exercisable in whole or in part until May 31, 1997. This date had been extended to May 31, 2002, and has expired.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act, have been duly filed. However, the following filings were filed later than their due dates:

                                            Date Report        Date Report
Filer                 Transaction               Due               Filed
-----                 -----------               ---               -----


Thomas C. Drees       Disposition of            04/01            06/12/01
Ph.D.                 1,000,000 shares

S. C. S., Inc.        Acquisition of            12/03            05/12/04
                      1,000,000 shares

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the Annual Report:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------


                                         Number of Shares        Percent
Name and Address                        Beneficially Owned       of Class (1)
----------------                        ------------------       --------

Thomas C. Drees, Ph.D., MBA                    8,804,133            22.8%
101 East Green Street, #11
Pasadena, California  91105

David E. Nelson, CPA                             100,150              .2%
528 14th Avenue
Salt Lake City, Utah  84103

Edward L. Kunkel, Esq.                            50,000              .1%
16 N. Marengo Ave, #517
Pasadena, California  91103
                                               ---------            -----
All directors and officers as a group          8,954,283            23.1%
(three persons)

                         FIVE PERCENT STOCKHOLDERS
                         -------------------------


                                         Number of Shares         Percent
Name and Address                        Beneficially Owned       of Class *
----------------                        ------------------       --------
Thomas C. Drees, Ph.D., MBA                    8,804,133            22.8%
101 East Green Street, #11
Pasadena, California  91105

SCS, Inc.
Suite 200, 455 East 500 South
Salt Lake City, Utah 84111                     2,540,000             6.6%
                                              ----------            -----
Total of all five percent                     11,344,133            29.4%
stockholders

               * Based upon 38,636,976 shares of outstanding common stock.

Changes in Control.
-------------------

     To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     An unsecured note payable to an officer of our Company (our President) due on demand, payable through the issuance of 1,600,000 shares of common stock as repayment for personally held shares of that officer that were issued as payment of a Company obligation. The face value of the note of $699,200 is based on the market price per share on the date of transfer by the officer. Interest is computed at 12% per annum.

     An unsecured note payable to an officer of our Company (our President), due on demand, payable through issuance of 1,000,000 shares of common stock as repayment for personally-held shares of that officer that were issued as payment of a Company obligation. The face value of the note of $220,000 is based on the market price per share on the date of transfer by the officer. Interest is computed at 12% per annum.

     Unsecured notes payable to an officer of our Company (our President) in the amount of $198,943, due on demand, with interest at 12% per annum. The unpaid principal balance was $160,777 at December 31, 2002.

     Accrued interest on related party notes totaled $294,091 at December 31, 2002, while interest expense on the related party notes totaled $127,580 and $127,735 for the years ended December 31, 2002 and 2001, respectively.

     Accounts payable at December 21, 2002 includes amounts owed to an officer (our President) of the Company for reimbursement of expenses paid of $187,805.

     Except for the above, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Certain Business Relationships.
-------------------------------

     Except as outlined above, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Indebtedness of Management.
---------------------------

     Except as outlined above, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Parents of the Issuer.
----------------------

     Except and to the extent that Dr. Drees may be deemed to be a parent of our by virtue of his substantial stock ownership, we have no parents.

Transactions with Promoters.
----------------------------

     Except as outlined above, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K


Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

8-K Current Report dated January 19, 2001,      Part I
respecting the IriSys Service Agreement.**


8-K Current Report dated December 11, 2002,     Part I
as amended, respecting the change in accountants.**

          (ii)

Exhibit
Number
Description
------               -----------
 14           Code of Ethics

 23.1         Consent of TANNER + CO.

 23.2         Consent of HJ Associates & Consultants, LLP

 31.1         302 Certification of Thomas C. Drees

 31.2         302 Certification of David E. Nelson

 32           906 Certification

          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2002, and December 31, 2001:

     Fee category                      2002           2001
     ------------                      ----           ----

     Audit fees                        $8,851         $15,779

     Audit-related fees                $  0           $   455

     Tax fees                          $  0           $   0

     All other fees                    $  0           $   0

     Total fees                        $8,851         $16,234

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       SANGUINE CORPORATION



Date: 6/2/04                          By /s/ Thomas C. Drees
      ---------------                  -------------------------------------
                                         Thomas C. Drees, Ph.D., MBA
                                         CEO, President and Chairman of the
                                         Board of Directors

Date: 6/1/04                          By /s/ David E. Nelson
      ---------------                  -------------------------------------
                                        David E. Nelson, CPA
                                        CFO and Director