Form 10QSB
period 2003-03-31
SANGUINE CORP
filed 2004-06-07
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                              March 31, 2003

                                36,524,476
                                ----------

                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                       SANGUINE CORPORATION
                  (A Development Stage Company)

                      FINANCIAL STATEMENTS

               March 31, 2003 and December 31, 2002

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                         Balance Sheets



                              ASSETS

                                            March 31,           December 31,
                                               2003                2002
                                           (Unaudited)
CURRENT ASSETS

     Cash                                  $    1,824               1,393
                                           ----------          ----------
          Total Current Assets                  1,824               1,393
                                           ----------          ----------
PROPERTY AND EQUIPMENT, NET (Note 1)                -                   -
                                           ----------          ----------
          TOTAL ASSETS                     $    1,824          $    1,393
                                           ==========          ==========

The accompanying notes are an integral part of these financial statements.

                        SANGUINE CORPORATION
                  (A Development Stage Company)
                    Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                            March 31,          December 31,
                                               2003                2002
                                           (Unaudited)
CURRENT LIABILITIES

     Related party payables              $    187,805        $    187,805
     Accounts payable                          98,240             171,068
     Accrued interest                          12,695              10,085
     Accrued interest   related party         326,128             294,091
     Accrued salaries                         772,000             748,000
     Other accrued expenses                     2,369               2,369
     Notes payable and convertible
     notes payable                             74,750              40,000
     Notes payable   related party          1,088,977           1,079,977
                                         ------------        ------------
          Total Current Liabilities         2,562,964           2,533,395

LONG-TERM LIABILITIES

     Notes Payable                                  -              28,750
                                         ------------        ------------
          Total Long-Term Liabilities               -              28,750
                                         ------------        ------------
          Total Liabilities                 2,562,964           2,562,145
                                         ------------        ------------
STOCKHOLDERS' DEFICIT

     Common stock: 100,000,000
       shares authorized of $.001
       par value, 36,524,476, and
       34,798,607 shares outstanding,
       respectively                            36,525              34,799
     Additional paid-in capital             3,479,684           3,422,257
     Expenses prepaid with common stock       (73,990)            (96,510)
     Accumulated deficit during
       the development stage               (6,003,359)         (5,921,298)
                                         ------------        ------------
     Total Stockholders' Deficit           (2,561,140)         (2,560,752)
                                         ------------        ------------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT          $      1,824        $      1,393
                                         ============        ============

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                Development
                                                                  Stage on
                                                                 January 18,
                               For the Three Months Ended        1990 Through
                                      March 31,                   March 31,
                                   2003            2002             2003
REVENUE                           $       -     $         -    $    150,000

OPERATING EXPENSES

     Consulting                      26,761       1,151,202       2,236,863
     Research and Development        16,200          50,400       1,295,347
     Selling, general and
     administrative                  31,571         139,454       2,181,810
                                  ---------     -----------    ------------
       Total Operating Expenses      74,532       1,341,056       5,714,020
                                  ---------     -----------    ------------
LOSS FROM OPERATIONS                (74,532)     (1,341,056)     (5,564,020)
                                  ---------     -----------    ------------
OTHER INCOME (EXPENSE)

     Interest income                      -               4          27,457
     Interest expense               (33,501)        (58,663)       (459,011)
     Loss on cash deposit                 -               -         (10,020)
     Gain (Loss) on settlement
     of debt                         25,972               -           2,235
                                  ---------     -----------    ------------
          Total Other Income
          (Expense)                  (7,529)        (58,659)       (439,339)
                                  ---------     -----------    ------------
NET LOSS                          $ (82,061)    $(1,399,715)   $ (6,003,359)
                                  =========     ===========    ============
BASIC LOSS PER SHARE              $   (0.00)    $     (0.05)
                                  =========     ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING           35,781,273      30,640,000
                                 ==========     ===========

The accompanying notes are an integral part of these financial statements.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)

                                                             From Inception of
                                                                Development
                                                              Stage on January
                                For the Three Months Ended    18, 1990 through
                                        March 31,                  March
                                   2003          2002            31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                        $  (82,061)  $(1,399,715)  $ (6,003,359)
     Adjustments to reconcile net
       loss to net cash used
       by operating activities:
          Depreciation and amortization       -             -          4,609
          Equity instruments issued
          for services                    5,894     1,139,327      2,157,265
          Interest on beneficial
          conversion feature                  -        25,000         25,000
          Legal expense related to
          beneficial conversion feature       -         3,750          3,750
          Note payable issued for services    -        25,000        727,950
          (Gain) Loss on extinguishments
          of debt                       (25,972)            -         (2,235)
          Recognition of prepaid
          expenses and expenses prepaid
          with common stock              25,242        69,375         97,117
     Changes in assets and liabilities:
          Decrease in prepaid expenses        -             -        205,625
          Increase in accounts payable
          and related party payables      3,681         9,553        338,817
          Increase in accrued interest
          payable                        34,647        33,664        338,823
          Increase in accrued liabilities     -        59,426          2,369
          Increase in accrued salaries   24,000        15,000        772,000
                                       --------      --------     ----------
               Net Cash Used by
               Operating Activities     (14,569)      (19,620)    (1,332,269)
                                       --------      --------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Cash paid for fixed assets               -             -         (4,609)
                                       --------      --------     ----------
               Net Cash Used by
               Investing Activities           -             -         (4,609)
                                       --------      --------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from notes payable and
       notes payable-related party       15,000         3,750        184,377
     Payments on notes payable and
       notes payable-related party            -             -         (8,600)
     Proceeds from issuance of
       convertible debentures                 -             -         40,000
     Contributed capital                      -             -            750
     Common stock issued for cash             -             -      1,122,175
                                       --------      --------     ----------
          Net Cash Provided by
          Financing Activities           15,000         3,750      1,338,702
                                       --------      --------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          431       (15,870)         1,824

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                         1,393        23,445              -
                                       --------      --------     ----------
CASH AND CASH EQUIVALENTS AT END
OF YEAR                                $  1,824      $  7,575     $    1,824
                                       ========      ========     ==========

The accompanying notes are an integral part of these financial statements.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
               Statements of Cash Flows (Continued)


                                                             From Inception of
                                                                Development
                                                              Stage on January
                                For the Three Months Ended    18, 1990 through
                                        March 31,                  March
                                   2003          2002            31, 2003
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:

 Interest                         $       -       $    25,000   $   114,883
 Income taxes                     $       -       $         -   $         -

NON-CASH FINANCING ACTIVITIES

Equity instruments issued for
services rendered                 $   5,894       $ 1,139,327   $ 2,157,265
Notes payable issued for services $       -       $    28,750   $   727,950
Common stock issued for prepaid
services                          $  19,232       $         -   $   173,242

The accompanying notes are an integral part of these financial statements.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
               March 31, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
               March 31, 2003 and December 31, 2002

NOTE 3 - MATERIAL EVENTS

During the quarter ended March 31, 2003, the Company issued 37,500 shares of common stock for services valued at $1,125; 625,000 shares issued for cash-less option exercises valued at $24,000; and 1,063,369 shares issued for payables of $60,000 and gain on settlement of $25,972.

NOTE 4 - STOCK OPTIONS AND WARRANTS

During the period ended March 31, 2003, the Company issued options to purchase 1,625,000 shares of common stock to non-employees for services. The options were exercisable at $0.03 and $0.04 per share and were immediately exercised upon issuance in payment of payables and services. As the options were exercised immediately, no expense was recognized upon grant.

A summary of the status of the Company's outstanding stock options as of March 31, 2003 and December 31, 2002 and changes during the periods then ended is presented below:

                                        March 31, 2003  December 31, 2002
                                            Weighted                 Weighted
                                             Average                  Average
                                            Exercise                 Exercise
                                  Shares     Price       Shares       Price

 Outstanding, beginning of
  year                         10,997,709    $ 0.30     2,270,209     $ 0.30
 Granted                        1,625,000      0.04     9,537,500       0.10
 Expired/Cancelled                      -         -             -          -
 Exercised                     (1,625,000)     0.04      (810,000)      0.07
                               ----------    ------    ----------     ------
 Outstanding end of year       10,997,709    $ 0.15    10,997,709     $ 0.15
                               ==========    ======    ==========     ======
 Exercisable                   10,997,709    $ 0.15    10,997,709     $ 0.15
                               ==========    ======    ==========     ======

                               Outstanding              Exercisable

                                  Weighted
                         Number   Average   Weighted   Number     Weighted
                      Outstanding Remaining  Average  Exercisable  Average
  Range of             at March  Contractual Exercise  at March   Exercise
  Exercise Prices      31, 2003     Life      Price    31, 2003     Price
 $        0.13         470,642       3.82    $ 0.13    470,642     $  0.13
          0.35       1,799,567       1.42      0.35  1,799,567        0.35
     0.08-0.15       8,727,500       1.95      0.10  8,727,500        0.10
                    ----------    -------    ------ ----------     -------
   $ 0.07-0.35      10,997,709       1.94    $ 0.15 10,997,709     $  0.15
                    ==========    =======    ====== ==========     =======

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                   Notes to Financial Statements
               March 31, 2003 and December 31, 2002

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to March 31, 2003, there were additions of $9,000 and payments made of $800 on related party notes payables.

Subsequent to March 31, 2003, the Company issued 1,112,500 shares of common stock for services valued at $29,063 and 1,000,000 shares for payables of $17,057 and prepaid services valued at $62,943.

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

Item 3.   Controls and Procedures.

     As of the end of the 90 day period at the end of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          Recent Sales of Unregistered Securities During the Quarter.
          -----------------------------------------------------------

Date      Name                                   Shares         Consideration
----      ----                                   ------         -------------
1/21/03   Leonard W. Burningham, Esq.           425,000         Legal services
1/21/03   Jason Carter                          100,000         Services
2/19/03   National Financial Communications   1,063,369         Payables
3/20/03   Leonard W. Burningham, Esq.           100,000         Legal services
3/31/03   Herbert J. Meiselman, MD.              12,500         Medical Board
3/31/03   L. Cass Terry, MD.                     12,500         Medical Board
3/31/03   Craig Morrison, MD.                    12,500         Medical Board

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Form 10-KSB Annual Report for the
               Year ended December 31, 2002.*

               31.1  302 Certification of Thomas C. Drees

               31.2  302 Certification of David E. Nelson

               32    Section 906 Certification.

          (b)  Reports on Form 8-K.

               None.

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.

                                      SANGUINE CORPORATION

Date: 6/2/04                         By:/s/Thomas C. Drees, Ph.D.
     ---------                          -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors



Date: 6/1/04                          By:/s/David E. Nelson
     ---------                          -------------------------------------
                                        David E. Nelson
                                        CFO and Director