Form 10QSB
period 2003-06-30
SANGUINE CORP
filed 2004-06-07
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

                               June 30, 2003

                                38,561,976
                                ----------

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

               June 30, 2003 and December 31, 2002

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                         Balance Sheets



                              ASSETS

                                            June 30,           December 31,
                                               2003                2002
                                           (Unaudited)
CURRENT ASSETS

     Cash                                  $    1,946               1,393
                                           ----------          ----------
          Total Current Assets                  1,946               1,393
                                           ----------          ----------
PROPERTY AND EQUIPMENT, NET (Note 1)                -                   -
                                           ----------          ----------
          TOTAL ASSETS                     $    1,946          $    1,393
                                           ==========          ==========

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                    Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                            June 30,          December 31,
                                               2003                2002
                                           (Unaudited)
CURRENT LIABILITIES

     Related party payables              $    187,805        $    187,805
     Accounts payable                          81,184             171,068
     Accrued interest                          14,176              10,085
     Accrued interest   related party         358,707             294,091
     Accrued salaries                         796,000             748,000
     Other accrued expenses                     2,369               2,369
     Notes payable and convertible
     notes payable                             74,750              40,000
     Notes payable   related party          1,094,977           1,079,977
                                         ------------        ------------
          Total Current Liabilities         2,609,968           2,533,395

LONG-TERM LIABILITIES

     Notes Payable                                  -              28,750
                                         ------------        ------------
          Total Long-Term Liabilities               -              28,750
                                         ------------        ------------
          Total Liabilities                 2,609,968           2,562,145
                                         ------------        ------------
STOCKHOLDERS' DEFICIT

     Common stock: 100,000,000
       shares authorized of $.001
       par value, 38,561,976, and
       34,798,607 shares outstanding,
       respectively                            38,562              34,799
     Additional paid-in capital             3,579,772           3,422,257
     Expenses prepaid with common stock       (95,113)            (96,510)
     Accumulated deficit during
       the development stage               (6,131,243)         (5,921,298)
                                         ------------        ------------
     Total Stockholders' Deficit           (2,608,022)         (2,560,752)
                                         ------------        ------------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT          $      1,946        $      1,393
                                         ============        ============

The accompanying notes are an integral part of these financial statements.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                Development
                                                                  Stage on


                                    For the          For the       January 18,
                             Three Months Ended  Six Months Ended 1990 Through
                                   June 30,           June 30,       June 30,
                                2003         2002   2003       2002    2003
REVENUE                   $     518   $     - $     518 $        - $  150,518

OPERATING EXPENSES

  Consulting                 39,020    19,280    65,781  1,170,482  2,275,883
  Research and Development   15,600     9,750    31,800     60,150  1,310,947
  Selling, general and
  administrative             39,722    76,332    71,293    215,786  2,221,532
                          ---------   ------- ---------  --------- ----------
   Total Operating Expenses  94,342   105,362   168,874  1,446,418  5,808,362
                          ---------   ------- ---------  --------- ----------
LOSS FROM OPERATIONS        (93,824) (105,362) (168,356)(1,446,418)(5,657,884)
                          ---------   ------- ---------  --------- ----------
OTHER INCOME (EXPENSES)

  Interest income                 -         -         -          4     27,457
  Interest expense          (34,060)  (34,820)  (67,561)   (93,483)  (493,071)
  Loss on cash deposit            -         -         -          -    (10,020)
  Gain (Loss) on settlement
  of debt                         -         -    25,972          -      2,235
                          ---------   ------- ---------  --------- ----------
       Total Other Income
       (Expense)            (34,060)  (34,820)  (41,589)   (93,479)  (473,399)
                          ---------   ------- ---------  --------- ----------
NET LOSS                  $(127,884) $(40,182)$(209,945)(1,539,897)(6,131,243)
                          =========  ======== =========  ========= ==========
BASIC LOSS PER SHARE      $   (0.00) $  (0.01)$   (0.01) $   (0.05)
                          =========  ======== =========  =========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING   36,898,102 30,942,000 36,342,773 30,792,000
                         ========== ========== ========== ==========

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                             From Inception of
                                                                Development
                                                              Stage on January
                                For the Six Months Ended      18, 1990 through
                                        June 30,                  June 30,
                                   2003          2002               2003
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                        $ (209,945)  $(1,539,897)  $ (6,131,243)
     Adjustments to reconcile net
       loss to net cash used
       by operating activities:
          Depreciation and amortization       -             -          4,609
          Equity instruments issued
          for services                   28,019     1,199,781      2,179,390
          Interest on beneficial
          conversion feature                  -        25,000         25,000
          Legal expense related to
          beneficial conversion feature       -         3,750          3,750
          Note payable issued for services    -        28,750        727,950
          (Gain) Loss on extinguishments
          of debt                       (25,972)            -         (2,235)
          Recognition of prepaid
          expenses and expenses prepaid
          with common stock              67,062        69,375        138,937
     Changes in assets and liabilities:
          Decrease in prepaid expenses        -             -        205,625
          Increase in accounts payable
          and related party payables      3,681        18,970        338,817
          Increase in accrued interest
          payable                        68,708        68,484        372,884
          Increase in accrued liabilities     -        46,426          2,369
          Increase in accrued salaries   48,000        30,000        769,000
                                       --------      --------     ----------
               Net Cash Used by
               Operating Activities     (20,447)      (49,361)    (1,338,147)
                                       --------      --------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Cash paid for fixed assets               -             -         (4,609)
                                       --------      --------     ----------
               Net Cash Used by
               Investing Activities           -             -         (4,609)
                                       --------      --------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from notes payable and
       notes payable-related party       21,000         9,500        190,377
     Payments on notes payable and
       notes payable-related party            -             -         (8,600)
     Proceeds from issuance of
       convertible debentures                 -             -         40,000
     Contributed capital                      -             -            750
     Common stock issued for cash             -        24,800      1,122,175
                                       --------      --------     ----------
          Net Cash Provided by
          Financing Activities           21,000        34,300      1,344,702
                                       --------      --------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          553       (15,061)         1,946

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                         1,393        23,445              -
                                       --------      --------     ----------
CASH AND CASH EQUIVALENTS AT END
OF YEAR                                $  1,946      $  8,384     $    1,946
                                       ========      ========     ==========

The accompanying notes are an integral part of these financial statements.

                     SANGUINE CORPORATION
                  (A Development Stage Company)
               Statements of Cash Flows (Continued)


                                                             From Inception of
                                                                Development
                                                              Stage on January
                                For the Six Months Ended      18, 1990 through
                                        June 30,                  June 30,
                                   2003          2002               2003
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:

 Interest                         $       -       $    25,000   $   114,883
 Income taxes                     $       -       $         -   $         -

NON-CASH FINANCING ACTIVITIES

Equity instruments issued for
services rendered                 $  28,019       $ 1,199,781   $ 2,179,390
Notes payable issued for services $       -       $    28,750   $   727,950
Common stock issued for prepaid
services                          $  82,175       $         -   $   236,185

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
               June 30, 2003 and December 31, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to  Financial Statements
               June 30, 2003 and December 31, 2002


NOTE 3 - MATERIAL EVENTS

     During the quarter ended June 30, 2003, the Company issued 1,037,500 shares of common stock for services valued at $22,125; and 1,000,000 shares issued for payables of $17,057 and prepaid services valued at $62,943.

NOTE 4 - STOCK OPTIONS AND WARRANTS

     A summary of the status of the Company's outstanding stock options as of June 30, 2003 and 2002 and changes during the periods then ended is presented below:

                                         June 30, 2003      December 31, 2002
                                            Weighted                 Weighted
                                             Average                  Average
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
                               ==========    ======    ==========     ======

                               Outstanding              Exercisable

                                  Weighted
                         Number   Average   Weighted   Number     Weighted
                      Outstanding Remaining  Average  Exercisable  Average
  Range of             at June   Contractual Exercise  at June    Exercise
  Exercise Prices      30, 2003     Life      Price    30, 2003     Price
 $        0.13         470,642       3.57    $ 0.13    470,642     $  0.13
          0.35       1,799,567       1.17      0.35  1,799,567        0.35
     0.08-0.15       8,727,500       1.70      0.10  8,727,500        0.10
                    ----------    -------    ------ ----------     -------
   $ 0.07-0.35      10,997,709       1.69    $ 0.15 10,997,709     $  0.15
                    ==========    =======    ====== ==========     =======

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to Financial Statements
               June 30, 2003 and December 31, 2002

NOTE 5 -  SUBSEQUENT EVENTS

     Subsequent to June 30, 2003, the Company issued 75,000 shares of common stock for services valued at $6,938.

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

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          Recent Sales of Unregistered Securities During the Quarter.
          -----------------------------------------------------------

Date      Name                                   Shares         Consideration
----      ----                                   ------         -------------
6/24/03   SCS, Inc.                           1,000,000         Services
6/24/03   SCS, Inc.                           1,000,000         Payables and
                                                                Services
6/30/03   Herbert J. Meiselman, MD.              12,500         Medical Board
6/30/03   L. Cass Terry, MD.                     12,500         Medical Board
6/30/03   Craig Morrison, MD.                    12,500         Medical Board

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