Form 10QSB
period 2003-09-30
SANGUINE CORP
filed 2004-06-07
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

                            September 30, 2003

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

                       FINANCIAL STATEMENTS

            September 30, 2003 and December 31, 2002

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                         Balance Sheets



                              ASSETS

                                          September 30,        December 31,
                                               2003                2002
                                           (Unaudited)
CURRENT ASSETS

     Cash                                  $      262               1,393
                                           ----------          ----------
          Total Current Assets                    262               1,393
                                           ----------          ----------
PROPERTY AND EQUIPMENT, NET (Note 1)                -                   -
                                           ----------          ----------
          TOTAL ASSETS                     $      262          $    1,393
                                           ==========          ==========

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                    Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                           September 30,        December 31,
                                               2003                2002
                                           (Unaudited)
CURRENT LIABILITIES

     Related party payables              $    187,805        $    187,805
     Accounts payable                          81,184             171,068
     Accrued interest                          15,672              10,085
     Accrued interest   related party         391,646             294,091
     Accrued salaries                         820,000             748,000
     Other accrued expenses                     2,369               2,369
     Notes payable and convertible
     notes payable                             74,750              40,000
     Notes payable   related party          1,097,977           1,079,977
                                         ------------        ------------
          Total Current Liabilities         2,671,403           2,533,395

LONG-TERM LIABILITIES

     Notes Payable                                  -              28,750
                                         ------------        ------------
          Total Long-Term Liabilities               -              28,750
                                         ------------        ------------
          Total Liabilities                 2,671,403           2,562,145
                                         ------------        ------------
STOCKHOLDERS' DEFICIT

     Common stock: 100,000,000
       shares authorized of $.001
       par value, 38,561,976, and
       34,798,607 shares outstanding,
       respectively                            38,600              34,799
     Additional paid-in capital             3,583,859           3,422,257
     Expenses prepaid with common stock       (62,944)            (96,510)
     Accumulated deficit during
       the development stage               (6,230,656)         (5,921,298)
                                         ------------        ------------
     Total Stockholders' Deficit           (2,671,141)         (2,560,752)
                                         ------------        ------------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT          $        262        $      1,393
                                         ============        ============

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                Development
                                                                  Stage on


                                    For the          For the       January 18,
                             Three Months Ended  Six Months Ended 1990 Through
                                September 30,      September 30, September 30,
                                2003         2002   2003       2002    2003
REVENUE                   $   3,648   $     - $   4,166 $        - $  154,166

OPERATING EXPENSES

  Consulting                 35,444     3,975   101,225  1,174,457  2,311,327
  Research and Development   15,600     9,750    47,400     69,900  1,326,547
  Selling, general and
  administrative             17,582    57,482    88,875    273,267  2,239,114
                          ---------   ------- ---------  --------- ----------
   Total Operating Expenses  68,626    71,207   237,500  1,517,624  5,876,988
                          ---------   ------- ---------  --------- ----------
LOSS FROM OPERATIONS        (64,978)  (71,207) (233,334)(1,517,624)(5,722,822)
                          ---------   ------- ---------  --------- ----------
OTHER INCOME (EXPENSES)

  Interest income                 -         -         -          4     27,457
  Interest expense          (34,435)  (35,476) (101,996)  (128,960)  (527,506)
  Loss on cash deposit            -         -         -          -    (10,020)
  Gain (Loss) on settlement
  of debt                         -         -    25,972          -      2,235
                          ---------   ------- ---------  --------- ----------
       Total Other Income
       (Expense)            (34,435)  (35,476)  (76,024)  (128,956)  (507,834)
                          ---------   ------- ---------  --------- ----------
NET LOSS                  $ (99,413)$(106,683)$(309,358)(1,646,580)(6,230,656)
                          =========  ======== =========  ========= ==========
BASIC LOSS PER SHARE      $   (0.00) $  (0.00)$   (0.01) $   (0.05)
                          =========  ======== =========  =========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING   38,561,976 31,283,000 37,090,636 31,049,000
                         ========== ========== ========== ==========

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)

                                                             From Inception of
                                                                Development
                                                              Stage on January
                                For the Nine Months Ended     18, 1990 through
                                    September 30,               September 30,
                                   2003          2002               2003
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                        $ (309,358)  $(1,646,580)  $ (6,230,656)
     Adjustments to reconcile net
       loss to net cash used
       by operating activities:
          Depreciation and amortization       -             -          4,609
          Equity instruments issued
          for services                   32,144     1,208,158      2,183,515
          Interest on beneficial
          conversion feature                  -        25,000         25,000
          Legal expense related to
          beneficial conversion feature       -         3,750          3,750
          Note payable issued for services    -        28,750        727,950
          (Gain) Loss on extinguishments
          of debt                       (25,972)            -         (2,235)
          Recognition of prepaid
          expenses and expenses prepaid
          with common stock              99,231        69,375        171,106
     Changes in assets and liabilities:
          Decrease in prepaid expenses        -             -        205,625
          Increase in accounts payable
          and related party payables      3,681        43,705        338,817
          Increase in accrued interest
          payable                       103,143       103,960        407,319
          Increase in accrued liabilities     -        46,426          2,369
          Increase in accrued salaries   72,000        45,000        820,000
                                       --------      --------     ----------
               Net Cash Used by
               Operating Activities     (25,131)      (72,456)    (1,342,831)
                                       --------      --------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Cash paid for fixed assets               -             -         (4,609)
                                       --------      --------     ----------
               Net Cash Used by
               Investing Activities           -             -         (4,609)
                                       --------      --------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from notes payable and
       notes payable-related party       24,000        30,000        193,377
     Payments on notes payable and
       notes payable-related party            -             -         (8,600)
     Proceeds from issuance of
       convertible debentures                 -             -         40,000
     Contributed capital                      -             -            750
     Common stock issued for cash             -        24,800      1,122,175
                                       --------      --------     ----------
          Net Cash Provided by
          Financing Activities           24,000        54,800      1,347,702
                                       --------      --------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       (1,131)      (17,656)           262

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                         1,393        23,445              -
                                       --------      --------     ----------
CASH AND CASH EQUIVALENTS AT END
OF YEAR                                $    262      $  5,789     $      262
                                       ========      ========     ==========

The accompanying notes are an integral part of these financial statements.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
               Statements of Cash Flows (Continued)


                                                             From Inception of
                                                                Development
                                                              Stage on January
                                For the Nine Months Ended     18, 1990 through
                                     September 30,              September 30,
                                   2003          2002               2003
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:

 Interest                         $       -       $    15,736   $   114,883
 Income taxes                     $       -       $         -   $         -

NON-CASH FINANCING ACTIVITIES

Equity instruments issued for
services rendered                 $  32,144       $         -   $ 2,183,515
Notes payable issued for services $       -       $    28,750   $   727,950
Common stock issued for prepaid
services                          $  82,175       $         -   $   236,185

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
             September 30, 2003 and December 31, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
             September 30, 2003 and December 31, 2002


NOTE 3 -  MATERIAL EVENTS

     During the quarter ended September 30, 2003, the Company issued 37,500 shares of common stock for services valued at $1,125.

NOTE 4 - STOCK OPTIONS AND WARRANTS

     A summary of the status of the Company's outstanding stock options as of September 30, 2003 and 2002 and changes during the periods then ended is presented below:

                                   September 30, 2003       December 31, 2002
                                            Weighted                 Weighted
                                             Average                  Average
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
                               ==========    ======    ==========     ======

                               Outstanding              Exercisable

                                  Weighted
                         Number   Average   Weighted   Number     Weighted
                      Outstanding Remaining  Average  Exercisable  Average
  Range of             at Sept.  Contractual Exercise  at Sept.   Exercise
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
                    ==========    =======    ====== ==========     =======

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                   Notes to Financial Statements
             September 30, 2003 and December 31, 2002

NOTE 5 -  SUBSEQUENT EVENTS

     Subsequent to September 30, 2003, there were payments made of $800 to the related party notes payables. Also, interest and the accrued interest on related party notes increased $33,504 during the last quarter of the fiscal year.

     Subsequent to September 30, 2003, the Company issued 37,500 shares of common stock for services valued at $2,813.

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

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          Recent Sales of Unregistered Securities During the Quarter.
          -----------------------------------------------------------

Date      Name                                   Shares         Consideration
----      ----                                   ------         -------------
9/30/03   Herbert J. Meiselman                   12,500         Medical Board
9/30/03   L. Cass Terry                          12,500         Medical Board
9/30/03   Craig Morrison                         12,500         Medical Board

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