Form 10KSB
period 2003-12-31
SANGUINE CORP
filed 2004-06-07
CIK 926287

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the Registrant's revenues for its most recent fiscal year: December 31, 2003 - $9,756.

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

Research and Development Expenses.
----------------------------------

     Since inception we have expended a total of approximately $1,342,147 on research and development. During years ended December 31, 2003 and 2002, research and development expense was $63,000 and $79,850, respectively. None of these costs were borne by customers or others.

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
approved
by
security
holders

Equity
compen-
sation
plans not      3,125,000                .037                  4,375,000
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

Results of Operations.
----------------------

     Revenues for the calendar years ending December 31, 2003 and 2002 were $9,756 and $0, respectively. We had no material operations, except the research and development activities related to our subcontracted research and development of our product.

     We realized a net loss of ($324,531), with a loss of ($.01) per share during the calendar year ended December 31, 2003, and a net loss of $(1,729,701), with a loss of $(0.05) per share for the year ending December 31, 2002. Most of our expense related to the value of equity securities issued by us for services rendered.

     Our research and development expenses were $63,000 in 2003, compared to $79,850 in 2002. The decrease in 2003 was principally the result of our limited capital resources.

Liquidity.
----------

     As of December 31, 2003, we had $1,973 in cash, with $2,685,474 in current liabilities.

     During the calendar year ended December 31, 2003, we had net expenses of $257,530, while receiving $9,756 in revenues. We received no revenues, and had total expenses of $1,533,972 during the calendar year ended December 31, 2002. Most of these expenses related to the value of equity securities issued by us for services rendered.

     Cash resources at December 31, 2003 and 2002 were $1,973 and $1,393, respectively. This liquidity was provided through sales of our common stock in prior years of $1,122,175.

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

                        DECEMBER 31, 2003

                         C O N T E N T S


Independent Auditors' Reports. . . . . . . . . . . . . . .  F - 3

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . .  F - 4

Statements of Operations. . . . . . . . . . . . . . . . .   F - 6

Statements of Stockholders' Deficit . . . . . . . . . . . . F - 7

Statements of Cash Flows. . . . . . . . . . . . . . . . . .F - 12

Notes to the Financial Statements . . . . . . . . . . . . .F - 14

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
Sanguine Corporation
Pasadena, California

We have audited the accompanying balance sheet of Sanguine Corporation (a development stage Company) (the Company) as of December 31, 2003 and the related statement of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002 and from inception of the development stage on January 18, 1990 through December 21, 2003. The statements of operations, stockholders' deficit, and cash flows of the Company from inception of the development stage on January 18, 1990 through December 31, 2001, were audited by other auditors whose report, dated March 12, 2002, on those financial statements, included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. Our opinion on the statements of operations, stockholders' deficit and cash flows from inception on January 18, 1990 through December 31, 2001, insofar as it relates to amounts for prior periods through December 31, 2001, is based solely on the report of other audits. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sanguine Corporation as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and for the period from inception of the development stage (January 18, 1990) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and has a deficit in working capital, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 23, 2004

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                          Balance Sheet

                              ASSETS

                                                       December 31,
                                                            2003
CURRENT ASSETS

     Cash                                              $    1,973
                                                       ----------
          Total Current Assets                              1,973

PROPERTY AND EQUIPMENT, NET (Note 1)                            -
                                                       ----------
          TOTAL ASSETS                                 $    1,973
                                                       ==========

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                          Balance Sheet


              LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                     December 31,
                                                         2003
CURRENT LIABILITIES

     Related party payables (Note 3)                   $    150,821
     Accounts payable                                        72,892
     Accrued salaries                                       844,000
     Accrued interest   related party                       425,150
     Accrued interest                                        18,315
     Other accrued expenses                                   2,369
     Covertible debentures (Note 8)                          28,750
     Notes payable and convertible notes payable (Note 8)    46,000
     Notes payable   related party (Note 3, 8)            1,097,177
                                                      -------------
          Total Current Liabilities                       2,685,474

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' DEFICIT

     Common stock: 100,000,000 shares authorized of
      $0.001 par value, 38,636,976 shares issued and
      outstanding                                            38,637
     Additional paid-in capital                           3,586,634
     Expenses prepaid with common stock (Note 9)            (62,943)
     Deficit accumulated during the development stage    (6,245,829)
                                                      -------------
          Total Stockholders' Deficit                    (2,683,501)
                                                      -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT $       1,973
                                                      =============

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                    Statements of Operations

                                                            From Inception of
                                                             the Development
                                                                Stage on
                                                               January 18,
                                       For the Years Ended    1990 Through
                                        December 31,            December
                                      2003          2002        31,  2003
REVENUE                                 $   9,756   $       -     $   159,756

OPERATING EXPENSES

     Consulting                            97,543   1,174,457       2,307,645
     Research and development              63,000      79,850       1,342,147
     Selling, general and administrative  106,743     279,665       2,256,982
                                       ----------   ---------     -----------
          Total Operating Expenses        267,286   1,533,972       5,906,774
                                       ----------  ----------     -----------
LOSS FROM OPERATIONS                     (257,530) (1,533,972)     (5,747,018)
                                       ----------  ----------     -----------
OTHER INCOME (EXPENSE)

     Interest income                            -           4          27,457
     Interest expense                    (138,142)   (161,976)       (563,652)
     Loss on cash deposit                       -     (10,020)        (10,020)
     Loss on settlement of debt            71,141     (23,737)         47,404
                                      -----------  ----------     -----------
          Total Other Income (Expense)    (67,001)   (195,729)       (498,811)
                                      -----------  ----------     -----------
NET LOSS                              $  (324,531)$(1,729,701)    $(6,245,829)
                                      ===========  ==========     ===========
BASIC LOSS PER SHARE                  $     (0.01)$     (0.05)
                                      =========== ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING BASIC AND
  DILUTED                              37,470,947  31,617,247
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

                      SANGUINE CORPORATION
                  (A Development Stage Company)
          Statements of Stockholders' Deficit (Continued)
                                                                     Deficit
                                                        Expenses   Accumulated
                                            Additional Prepaid with During the
                              Common Stock     Paid In   Common    Development
                           Shares     Amount   Capital    Stock       Stage
Balance, December 31,
1997                    20,977,723 $20,977  $ 606,176     $     - $(1,125,108)

Common stock issued for
cash $0.10 per share     1,218,000   1,218    120,982           -           -

Common stock issued for
debt and payables $0.22
per share                  240,000     240     52,887           -           -

Common stock issued for
services at $0.12 per
share                      674,494     675     77,952           -           -

Shares canceled           (100,000)   (100)       100           -           -

Net loss for the year ended
December 31, 1998                -       -          -           -    (366,439)
                        ---------- -------  ---------     ------- -----------
Balance, December 31,
1998                    23,010,217  23,010    858,097           -  (1,491,547)

Common stock issued for
cash $0.18 per share        52,777      53      9,447           -           -
Common stock issued for
services $0.10 per share   100,000     100      9,900           -           -

Net loss for the year ended
December 31, 1999                -       -          -           -    (217,864)
                        ---------- -------  ---------     -------  ----------
Balance, December 31,
1999                    23,162,994  23,163    877,444           -  (1,709,411)

Common stock issued for
cash at $0.19 per share  3,318,269   3,318    632,002           -           -

Common stock issued for
services at $0.26 per
share                    1,629,925   1,630    427,370           -           -

Net loss for the year ended
December 31, 2000                -       -          -           -  (1,444,616)
                        ---------- ------- ----------     ------- -----------
Balance at December 31,
2000                    28,111,188  28,111  1,936,816           -  (3,154,027)

Common stock issued for
services at $0.25 per
share                      125,000     125     31,125           -           -

Common stock issued for
services at $0.23 per
share                       75,000      75     17,175           -           -
                        ---------- ------- ----------     ------- -----------
Balance Forward         28,311,188 $28,312 $1,985,116     $     - $(3,154,027)
                        ---------- ------- ----------     ------- -----------

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
         Statements of Stockholders' Deficit (Continued)
                                                                     Deficit
                                                        Expenses   Accumulated
                                            Additional Prepaid with During the
                              Common Stock     Paid In   Common    Development
                           Shares     Amount   Capital    Stock       Stage
Balance Forward         28,311,188 $28,311 $1,985,116     $     - $(3,154,027)

Common stock issued for
services at $0.13 per
share                      825,000     825    103,125           -           -

Common stock issued for
services at $0.17 per
share                       50,000      50      8,500           -           -

Common stock issued for
prepaid services at $0.23
per share                  250,000     250     57,250     (57,500)          -

Common stock issued for
commission of private
placement of common
stock                      327,194     327       (327)          -           -

Common stock issued for
acquisition of subsidiary
stock held by minority
shareholders               840,195     840       (840)          -           -

Amortization of prepaid
expenses                         -       -          -      43,125           -

Net loss for the year
ended December 31, 2001          -       -          -           -  (1,037,570)
                        ---------- ------- ----------     ------- -----------
Balance, December 31,
2001                    30,603,577 $30,604 $2,152,824    $(14,375)$(4,191,597)

Additional common stock
issued for acquisition
of subsidiary stock held
by minority shareholders
in prior year               70,030      70        (70)          -           -

Common stock issued for
services at $0.06 and
$0.16 per share          1,615,000   1,615     57,122           -           -

Warrants issued for
services                         -       -    989,956           -           -

Common stock issued for
prepaid services at
$0.06 per share          1,700,000   1,700     94,810     (96,510)          -
                        ---------- ------- ----------    -------- -----------
Balance Forward         33,988,607 $33,989 $3,294,642   $(110,885)$(4,191,597)
                        ---------- ------- ----------    -------- -----------

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
         Statements of Stockholders' Deficit (Continued)
                                                                     Deficit
                                                        Expenses   Accumulated
                                            Additional Prepaid with During the
                              Common Stock     Paid In   Common    Development
                           Shares     Amount   Capital    Stock       Stage
Balance Forward         33,988,607 $33,989 $3,294,642   $(110,885)$(4,191,597)

Common stock issued for
cash less warrants
exercised at $0.06-$0.13
per share                  500,000     500    103,125           -           -

Common stock issued for
exercise of warrants for
cash at $0.08 per share    310,000     310     24,490           -           -

Amortization of prepaid
expenses                         -       -          -      14,375           -

Net loss for the year
ended December 31, 2002          -       -          -           -  (1,729,701)
                        ---------- ------- ----------   --------- -----------
Balance, December 31,
2002                    34,798,607 $34,799 $3,422,257   $ (96,510)$(5,921,298)

Common stock issued for
cash-less option
exercise at $0.03 and
$0.04 per share for
services and prepaid
services                   625,000     625     23,375     (19,231)          -

Common stock issued for
services at $0.03-$0.11
per share                  150,000     150      9,038           -           -

Common stock issued for
debt at $0.03 and $0.02
per share                2,063,369   2,063     52,964           -           -

Common stock issued for
debt and prepaid
expenses at $0.08 per
share                    1,000,000   1,000     79,000     (62,943)          -

Amortization of prepaid
expenses                         -       -          -     115,741           -

Net loss for the year
ended December 31, 2003          -       -          -           -    (324,531)
                        ---------- ------- ----------   --------- -----------
Balance, December 31,
2003                    38,636,976 $38,637 $3,586,634   $ (62,943)$(6,245,829)
                        ========== ======= ==========   ========= ===========

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                    Statements of Cash Flows

                                                            From Inception of
                                                             the Development
                                                                 Stage on
                                                                January 18,
                                        For the Years Ended    1990 Through
                                            December 31,         December
                                        2003          2002       31,  2003
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                              $  (324,531) $(1,729,701)$(6,245,829)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation and amortization                 -            -       4,609
     Common stock issued for services         13,956    1,123,569   2,165,327
     Interest on beneficial conversion
      feature                                      -       25,000      25,000
     Legal expense related to beneficial
      conversion feature                           -        3,750       3,750
     Note payable issued for services              -       28,750     727,950
     (Gain) Loss on extinguishments of
     debt                                    (71,141)      23,737     (47,404)
     Recognition of prepaid expenses and
      expenses prepaid with common stock     115,741       69,375     393,241
     Changes in assets and liabilities:
        Increase in accounts payable
         and related party payables            8,066      142,588     343,202
        Increase in accrued interest payable 139,289      132,080     443,465
        Increase in accrued liabilities            -            -       2,369
        Increase in accrued salaries          96,000      104,000     844,000
                                          ---------- ------------  ----------
      Net Cash Used by Operating Activities  (22,620)     (76,852) (1,340,320)
                                          ---------- ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Cash paid for fixed assets                    -            -      (4,609)
                                          ---------- ------------ -----------
      Net Cash Used by Investing Activities        -            -      (4,609)
                                          ---------- ------------ -----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from notes payable and notes
       payable   related party                24,000       30,000     193,377
     Payments on notes payable and notes
       payable   related party                  (800)           -      (9,400)
     Proceeds from issuance of convertible
      debentures                                   -            -      40,000
     Contributed capital                           -            -         750
     Common stock issued for cash                  -       24,800   1,122,175
                                          ---------- ------------ -----------
      Net Cash Provided (Used) by
       Financing Activities                   23,200       54,800   1,346,902
                                          ---------- ------------ -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               580      (22,052)      1,973

CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR                                        1,393       23,445           -
                                          ---------- ------------ -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR  $    1,973 $      1,393 $     1,973
                                          ========== ============ ===========

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
              Statements of Cash Flows (Continued)

                                                             From Inception of
                                                              the Development
                                                                  Stage on
                                                                 January 18,
                                       For the Years Ended      1990 Through
                                           December 31,            December
                                        2003          2002         31,  2003
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:

     Interest                           $        -     $       -   $        -
     Income taxes                       $        -     $       -   $        -

NON-CASH FINANCING ACTIVITIES

     Common stock issued for services
     rendered                            $   13,956     $1,123,569 $2,165,327
     Interest on beneficial conversion
     feature                             $        -     $   25,000 $   25,000
     Legal expense related to beneficial
      conversion feature                 $        -     $    3,750 $    3,750
     Notes payable issued for services   $        -     $   28,750 $  727,950
     Common stock issued for prepaid
      services                           $   82,174     $   96,510 $  236,284

The accompanying notes are an integral part of these financial statements.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

     c.  Basic Loss Per Share

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                         For the Years Ended
                                                December 31,
                                        2003                  2002

     Loss (numerator)              $      (324,531)    $    (1,729,701)
     Shares (denominator)               37,470,947          31,617,247
     Per share amount              $         (0.01)    $         (0.05)

     The Company's outstanding stock options have been excluded from the basic net loss per share calculation as they are anti-dilutive. The Company has excluded common stock equivalents.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

     Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:


                                          2003                2002

     Deferred tax assets:
          NOL Carryover            $    1,412,065      $    1,374,800
          Accrued Officer Salary           51,115             291,700
          Related Party Interest          329,160              49,755
                                   --------------      --------------
                                        1,792,340           1,716,255
          Deferred tax liabilities:             -                   -

          Valuation allowance      $   (1,792,340)     $   (1,716,255)
                                   --------------      --------------
          Net deferred tax asset   $            -      $            -
                                   ==============      ==============

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     e.  Income Taxes (Continued)

                                                    2003            2002
          Book Income                        $    (126,605)    $ (674,545)
          Meals & Entertainment                          -          3,360
          Accrued Interest                           1,355        (15,185)
          Accrued Salaries                          37,440         40,560
          Stock for Services/Options Expense        50,585        476,460
          Other                                        (40)           (40)
          Valuation Allowance                       37,265        169,390
                                              ------------     ----------
                                              $          -     $        -
                                              ============     ==========

     At December 31, 2003, the Company had net operating loss carryforwards of approximately $3,620,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     h. Revenue Recognition

     Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured.

     i.  Newly Adopted Accounting Pronouncements

     New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

     SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishments of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on its financial performance or results of operations.

     SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.

     i.  Newly Adopted Accounting Pronouncements (Continued)

     The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on its financial performance or results of operations.

     SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material effect on the Company's results of operations and financial condition.

     SFAS No. 149   In April 2003, the FASB issued Statement of Financial
     Accounting Standards No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement will be applicable to existing contracts and new contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The adoption of SFAS 149 did not have a material effect on the Company's financial statements.

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

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     i.  Newly Adopted Accounting Pronouncements (Continued)

     instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption.

     The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

     FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
     Indebtedness of Others   an Interpretation of FASB Statements No. 5, 57
     and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

     FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

     During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled

                     SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

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

NOTE 2 - MINORITY INTEREST

     Sanguine Corporation (California) had a total of 6,586,800 shares of its common stock issued and outstanding at June 14, 1993. Pursuant to an Agreement and Plan of Reorganization, Sanguine Corporation (Nevada) acquired 6,200,000 of the issued and outstanding shares. The remaining 386,800 shares of minority interest in California Corporation represented approximately six percent (6%) of the Company's outstanding stock. No provisions for minority interest has been made on the financial statements because of the losses incurred in prior periods and the stockholders' deficit of California.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 2 - MINORITY INTEREST (Continued)

     In November 2001 Sanguine Corporation (Nevada) acquired the remaining 386,800 shares of Sanguine Corporation (California) through the issuance of 840,195 shares of common stock. As of that date, Sanguine Corporation (California) was dissolved and is operating as a foreign entity in California.

NOTE 3 - RELATED PARTY TRANSACTIONS

     At December 31, 2003 and 2002, related party notes payable consist of the following:

     Unsecured note payable to the officer of the Company due on demand, payable through the issuance of 1,600,000 shares of common stock as repayment for personally held shares of the officer that were issued as payment of Company obligation. The face value of the note of $699,200 is based on the market price per share on the date of transfer by the officer. Interest is computed at 12% per year.

     Unsecured note payable to an officer of the Company, due on demand, payable through issuance of 1,000,000 shares of common stock as repayment for personally-held shares of the officer that were issued as payment of the Company obligation. The face value of the note of $220,000 is based on the market price per share on the date of transfer by the officer. Interest is computed at 12% per year.

     Unsecured notes payable to the officer of the Company in the amount of $198,943, due on demand, with interest at 12% per year. The unpaid principal balance was $177,977 at December 31, 2003.

     Accrued interest on the related party notes totaled $425,150 at December 31, 2003, while interest expense on the notes totaled $131,059 and $127,580 for the years ended December 31, 2003 and 2002, respectively.

     Related party payables at December 31, 2003 represents amounts owed to officers of the Company for reimbursement of expenses paid of $150,821.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     During February 1994, the Company entered into a lease for office space in Pasadena, California. The lease has been extended three times through April 2004 with monthly rent payments of $1,744 with annual increases.

                     SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 4 -  COMMITMENTS AND CONTINGENCIES (Continued)

     Future minimum lease payments under this non-cancelable operating lease are $7,364 through April 2004.

     Rent expense was $22,127 and $21,318 for the years ended December 31, 2003 and 2002, respectively.

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

     As of December 31, 2003, a total of $844,000 in salaries has been accrued.

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

     The agreement calls for certain minimum levels of annual production and a royalty payment of $5.00 per every 200 milliliter unit produced. If minimum levels are not reached, the Company may terminate the agreement. As of December 31, 2003, no royalties have been paid and the agreement has not been cancelled.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 5 -  COMMON STOCK TRANSACTIONS

     During the year ended December 31, 2003, the Company issued 150,000 shares of common stock for services valued at $9,188; 1,000,000 shares issued for payables of $17,057 and prepaid services valued at $62,943; 625,000 shares issued for cash-less option exercises valued at $24,000; and 1,063,369 shares issued for payables of $34,028 and gain on settlement of $25,972.

     Common stock issued for services, prepaid services and cash-less option exercises have been accounted for at the fair market value of the securities on the date of issue.

NOTE 6 - STOCK OPTIONS AND WARRANTS

     During January and March 2003, the Company issued options to purchase 1,625,000 shares of common stock to non-employees for services. The options were exercisable at $0.04 per share and were immediately exercised upon insurance in payment of services. As the options were exercised immediately, no expense was recognized upon grant.

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

     During March 2002, the Company issued a warrant to an individual to acquire up to 500,000 shares of the Company' s common stock for services. The exercise price of the warrant is the lower of 50% of the average bid price of the Company's common

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 6 -  STOCK OPTIONS AND WARRANTS (Continued)

     stock for the five trading days prior to the exercise of the warrant or $0.08 per share. The warrant expires March 11, 2005. The Company recognized $58,784 in expense associated with the issuance of these warrants.

     A summary of the status of the Company's outstanding stock options as of December 31, 2003 and 2002 and changes during the years then ended is presented below:


                                         2003                    2002
                                               Weighted               Weighted
                                                Average                Average
                                               Exercise               Exercise
                                  Shares         Price     Shares       Price
       Outstanding, beginning of
        year                      10,997,709   $   0.30  2,270,209   $    0.30
       Granted                     1,625,000       0.04  9,537,500        0.10
       Expired/Cancelled                   -          -          -           -
       Exercised                  (1,625,000)      0.04   (810,000)       0.07
                                  ----------   --------  ---------   ---------
       Outstanding end of year    10,997,709   $   0.15 10,997,709   $    0.15
                                  ==========   ========  =========   =========
       Exercisable                10,997,709   $   0.15 10,997,709   $    0.15
                                  ==========   ========  =========   =========

                             Outstanding              Exercisable
                                  Weighted
                         Number   Average      Weighted    Number    Weighted
                      Outstanding Remaining    Average  Exercisable  Average
          Range of    at December Contractual  Exercise at December  Exercise
     Exercise Prices   31, 2003      Life       Price     31, 2003     Price
    $     0.13           470,642     2.73      $  0.13      470,642  $   0.13
          0.35         1,799,567     0.66         0.35    1,799,567      0.35
     0.08-0.15         8,727,500     1.22         0.10    8,727,500      0.10
                      ----------    -----      -------   ----------  --------
    $0.07-0.35        10,997,709     1.19      $  0.15   10,997,709  $   0.15
                      ==========    =====      =======   ==========  ========

       The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:


                                                       For the Year
                                                           Ended
                                                    December 31, 2003

       Risk free interest rate                             0.00%
       Expected life                                      0 years
       Expected volatility                                 0.00%
       Dividend yield                                      0.00%

                     SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 7 -  GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses, which have resulted in an accumulated deficit of $6,245,829 at December 31, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company's management has taken certain steps to maintain its operating and financial requirements in an effort to enable the Company to continue as a going concern until such time that revenues are sufficient to cover expenses, including:

     The Company's management has taken certain steps to maintain its operating and financial requirements in an effort to continue as a going concern until such time as revenues are sufficient to cover expenses. Future plans include a debt or equity offering for between $300,000 - $500,000 that should enable the Company to complete the animal testing stage for FDA approval of its product. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

     During February 2002, the Company entered into a convertible note agreement providing for the receipt of $3,750 of legal services in exchange for a 5% convertible note. The note is convertible into common stock of the Company at the lesser of $0.08 or 66 2/3% of the five-day trading average of the Company's common stock. The beneficial conversion feature of the note resulted in $3,750 in additional interest expense.

                     SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                   December 31, 2003 and 2002

NOTE 8    NOTES PAYABLE AND CONVERTIBLE DEBENTURES (Continued)

     During January 2003, the Company received two loans in the amount of $3,000 each. The loans are non-interest bearing and due upon demand.

     Notes payable, convertible debentures and notes payable   related
     parties consist of the following as of December 31, 2003:

     Unsecured note payable to an officer of the Company
       due on demand, payable through the issuance of 1,600,000
       shares of common stock as repayment for personally held
       shares of the Company obligation; the face value of the
       note is based on the market price per share on the date
       of transfer by the officer; interest is computed at 12%
       per year.  (see Note 3)                                 $    699,200

     Unsecured note payable to an officer of the Company
       due on demand, payable through the issuance of 100,000
       shares of common stock as repayment for personally   held
       shares of the Company obligation; the face value of the
       note is based on the market price per share on the date
       of transfer by the officer; interest is computed at 12%
       per year. (see Note 3)                                       220,000

     Unsecured notes payable to an officer of the Company, due
       on demand, interest at 12% per annum                         177,977

     Unsecured note payable to an individual, due on demand,
       interest at 10% per annum, convertible into common stock
       at $0.43 per share.                                           15,000

     Unsecured note payable to a partnership, due on demand,
       interest at 12% per annum                                     25,000

     Unsecured convertible debenture, due February 28, 2004,
       interest at 5% per annum                                      25,000

     Unsecured convertible debenture, due February 28, 2004,
       interest at 5% per annum                                       3,750

     Unsecured notes payable to a company, due on demand, non
       interest bearing                                               6,000
                                                               ------------
               Total Notes payable, notes payable - related
               parties and Convertible Debentures Payable      $  1,171,927
                                                               ============

    Interest expense on the above debt amounted to $138,143 and $133,226 for the years ended December 31, 2003 and 2002, respectively.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2003 and 2002


NOTE 9 - PREPAID EXPENSES AND EXPENSES PREPAID WITH COMMON STOCK

       In April 2001, the Company entered into two consulting agreements in which the consultants would provide financial, general business, and strategic planning services. As compensation for one consulting agreement, the Company issued 250,000 shares of its common stock at $0.23 per share. The Company recorded $57,500 of expenses prepaid with common stock and recognized the expense ratably over the one year term of the consulting agreement.

       For the second consulting agreement, the Company's President transferred 1,000,000 of his personal shares of common stock in the Company as prepayment of the consulting fees. The Company recorded $220,000 of prepaid expense and a note payable to the Company's President based on the current market price of the Company's common stock of $0.22 per share. The Company recognized the expense ratably over the one-year term of the consulting agreement.

       During November 2002, the Company issued 2,000,000 shares of common stock for services and prepaid services valued at $114,000. The unamortized portion at December 31, 2002 totaled $96,510 and was expensed ratably over the one-year term of the services.

       During December 2003, the Company issued 1,000,000 shares of common stock for debt and prepaid services valued at $80,000.

       During the years ended at December 31, 2003 and 2002, the Company recognized $115,741 and $14,375 of consulting expense related to these agreements, respectively.

NOTE 10- EXTINGUISHMENT OF LIABILITIES

       During 2003, the Company wrote-off $45,169 in payables dating back to 2000 and earlier for which the Company believes it no longer has any liability and for which the statue for collection has passed. Additionally, the Company recognized a total of $25,973 gain from extinguishments of payables through the issuance of common stock.
       The gain was calculated as the difference between the fair market value of the stock on the date of issue and the value of the debt extinguished. The Company recognized a total of $71,142 at December 31, 2003 in other income related to these extinguishments.

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

Code of Ethics.
---------------

     We have adopted a Code of Ethics which was attached as Exhibit 14 to our 2002 Annual Report.

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


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
Thomas C.
Drees, Ph.D,12/31/03    *     0     0     0      0     0   0
MBA, CEO,   12/31/02    *     0     0     0      0     0   0
President   12/31/01    *     0     0     0      0     0   0
and Chairman
of the Board

Anthony G.
Hargreaves, 12/31/03   36000  0     0      0     0     0   0
Vice Pres., 12/31/02   36000  0     0      0     0     0   0
Sec./Tres.  12/31/01   72000  0     0      0     0     0   0
and Director

David E.
Nelson, CPA 12/31/03    0     0     0      0     0     0   0
CFO and     12/31/02    0     0     0      0     0     0   0
Director    12/31/01    0     0     0      0     0     0   0

Edward L.
Kunkel, Esq.12/31/03    0     0     0     0      0     0   0
Director    12/31/02    0     0     0     0      0     0   0
            12/31/01    0     0     0     0      0     0   0

Merton Dick 12/31/03    0     0     0     0      0     0   0
Van Orden,  12/31/02    0     0     0     0      0     0   0
Director    12/31/01    0     0     0   50000    0     0   0


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

     As of December 31, 2003, a total of $844,000 in salaries had accrued; Mr. Hargreaves was paid $36,000 during fiscal 2003 (accrued); and $36,000 in fiscal 2002.

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

     Unsecured notes payable to an officer of our Company (our President) in the amount of $198,943, due on demand, with interest at 12% per annum. The unpaid principal balance was $177,977 at December 31, 2003.

     Accrued interest on related party notes totaled $425,150 at December 31, 2003, while interest expense on the related party notes totaled $131,059 and $127,580 for the years ended December 31, 2003 and 2002, respectively.

     Related party payables at December 21, 2003 includes amounts owed to an officer (our President) of the Company for reimbursement of expenses paid of $150,821.

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

          (ii)

Exhibit
Number
Description
------               -----------
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

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2003, and December 31, 2002:

     Fee category                      2003           2002
     ------------                      ----           ----

     Audit fees                        $6,149         $8,851

     Audit-related fees                $    0         $    0

     Tax fees                          $    0         $    0

     All other fees                    $    0         $    0

     Total fees                        $6,149         $8,851

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