Form 10QSB
period 2004-03-31
SANGUINE CORP
filed 2004-07-07
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 000-24480

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

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date:

                              June 28, 2004

                                38,636,976
                                ----------

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

               March 31, 2004 and December 31, 2003

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                         Balance Sheets



                              ASSETS

                                            March 31,           December 31,
                                               2004                2003
                                           (Unaudited)
CURRENT ASSETS

     Cash                                  $      984          $    1,973
                                           ----------          ----------
          Total Current Assets                    984               1,973
                                           ----------          ----------
PROPERTY AND EQUIPMENT, NET                         -                   -
                                           ----------          ----------
          TOTAL ASSETS                     $      984          $    1,973
                                           ==========          ==========

The accompanying notes are an integral part of these financial statements.

                        SANGUINE CORPORATION
                  (A Development Stage Company)
                    Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                            March 31,          December 31,
                                               2004                2003
                                           (Unaudited)
CURRENT LIABILITIES

     Related party payables              $    150,821        $    150,821
     Accounts payable                          72,892              72,892
     Accrued interest                          19,795              18,315
     Accrued interest   related party         458,011             425,150
     Accrued salaries                         859,000             844,000
     Other accrued expenses                     2,369               2,369
     Convertible debentures                    28,750              28,750
     Notes payable and convertible
     notes payable                             46,000              46,000
     Notes payable   related party          1,099,877           1,097,177
                                         ------------        ------------
          Total Current Liabilities         2,737,515           2,685,474
                                         ------------        ------------
STOCKHOLDERS' DEFICIT

     Common stock: 100,000,000
       shares authorized of $.001
       par value, 38,636,976 shares
       outstanding                             38,637              38,637
     Additional paid-in capital             3,586,634           3,586,634
     Expenses prepaid with common stock             -             (62,943)
     Accumulated deficit during
       the development stage               (6,361,802)         (6,245,829)
                                         ------------        ------------
     Total Stockholders' Deficit           (2,736,531)         (2,683,501)
                                         ------------        ------------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT          $        984        $      1,973
                                         ============        ============

The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                Development
                                                                  Stage on
                                                                 January 18,
                               For the Three Months Ended        1990 Through
                                      March 31,                   March 31,
                                   2004            2003             2004
REVENUE                           $   4,863     $         -    $    164,619
                                  ---------     -----------    ------------
OPERATING EXPENSES

     Consulting                           -          26,761       2,307,645
     Research and Development             -          16,200       1,342,147
     Selling, general and
     administrative                  86,495          31,571       2,343,477
                                  ---------     -----------    ------------
       Total Operating Expenses      86,495          74,532       5,993,269
                                  ---------     -----------    ------------
LOSS FROM OPERATIONS                (81,632)        (74,532)     (5,828,650)
                                  ---------     -----------    ------------
OTHER INCOME (EXPENSE)

     Interest income                      -               -          27,457
     Interest expense               (34,341)        (33,501)       (597,993)
     Loss on cash deposit                 -               -         (10,020)
     Gain on settlement of debt           -          25,972          47,404
                                  ---------     -----------    ------------
          Total Other Income
          (Expense)                 (34,341)         (7,529)       (533,152)
                                  ---------     -----------    ------------
NET LOSS                          $(155,973)    $   (82,061)   $ (6,361,802)
                                  =========     ===========    ============
BASIC LOSS PER SHARE              $   (0.00)    $     (0.00)
                                  =========     ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING           38,636,976      35,781,273
                                 ==========     ===========

The accompanying notes are an integral part of these financial statements.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)

                                                             From Inception of
                                                                Development
                                                              Stage on January
                                For the Three Months Ended    18, 1990 through
                                        March 31,                  March
                                   2004          2003            31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                        $ (115,973)  $   (82,061)  $ (6,361,802)
     Adjustments to reconcile net
       loss to net cash used
       by operating activities:
          Depreciation and amortization       -             -          4,609
          Equity instruments issued
          for services                        -         5,894      2,165,327
          Interest on beneficial
          conversion feature                  -             -         25,000
          Legal expense related to
          beneficial conversion feature       -             -          3,750
          Note payable issued for services    -             -        727,950
          Gain on extinguishments of debt     -       (25,972)       (47,404)
          Recognition of prepaid
          expenses and expenses prepaid
          with common stock              62,943        25,242        456,184
     Changes in assets and liabilities:
          Decrease in prepaid expenses        -             -
          Increase in accounts payable
          and related party payables          -         3,681        343,202
          Increase in accrued interest
          payable                        34,341        34,647        477,806
          Increase in accrued liabilities     -             -          2,369
          Increase in accrued salaries   15,000        24,000        859,000
                                       --------      --------     ----------
               Net Cash Used by
               Operating Activities      (3,689)      (14,569)    (1,344,009)
                                       --------      --------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Cash paid for fixed assets               -             -         (4,609)
                                       --------      --------     ----------
               Net Cash Used by
               Investing Activities           -             -         (4,609)
                                       --------      --------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from notes payable and
       notes payable-related party        2,700        15,000        196,077
     Payments on notes payable and
       notes payable-related party            -             -         (9,400)
     Proceeds from issuance of
       convertible debentures                 -             -         40,000
     Contributed capital                      -             -            750
     Common stock issued for cash             -             -      1,122,175
                                       --------      --------     ----------
          Net Cash Provided by
          Financing Activities            2,700        15,000      1,349,602
                                       --------      --------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         (989)          431            984

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                       1,973         1,393              -
                                       --------      --------     ----------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD                              $    984      $  1,824     $      984
                                       ========      ========     ==========

The accompanying notes are an integral part of these financial statements.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
               Statements of Cash Flows (Continued)


                                                             From Inception of
                                                                Development
                                                              Stage on January
                                For the Three Months Ended    18, 1990 through
                                        March 31,                  March
                                   2004          2003            31, 2004
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:

 Interest                         $       -       $         -   $         -
 Income taxes                     $       -       $         -   $         -

NON-CASH FINANCING ACTIVITIES

Equity instruments issued for
services rendered                 $       -       $     5,894   $ 2,165,327
Interest on beneficial conversion
feature                           $       -       $         -   $    25,000
Legal related to beneficial
conversion feature                $       -       $         -   $     3,750
Notes payable issued for services $       -       $         -   $   727,950
Common stock issued for prepaid
services                          $       -       $    19,232   $   236,284

The accompanying notes are an integral part of these financial statements.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
               March 31, 2004 and December 31, 2003


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
               March 31, 2004 and December 31, 2003

NOTE 3 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2004, there were additions of $2,700 on related party notes payables.

NOTE 4 - STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options as of March 31, 2004 and December 31, 2003 and changes during the periods then ended is presented below:

                                        March 31, 2004  December 31, 2003
                                            Weighted                 Weighted
                                             Average                  Average
                                            Exercise                 Exercise
                                  Shares     Price       Shares       Price

 Outstanding, beginning of
  period/year                  10,997,709    $ 0.15    10,997,709     $ 0.30
 Granted                                -         -     1,625,000       0.04
 Expired/Cancelled                      -         -             -          -
 Exercised                              -         -    (1,625,000)      0.04
                               ----------    ------    ----------     ------
 Outstanding end of period/
year                           10,997,709    $ 0.15    10,997,709     $ 0.15
                               ==========    ======    ==========     ======
 Exercisable                   10,997,709    $ 0.15    10,997,709     $ 0.15
                               ==========    ======    ==========     ======

                               Outstanding              Exercisable

                                  Weighted
                         Number   Average   Weighted   Number     Weighted
                      Outstanding Remaining  Average  Exercisable  Average
  Range of             at March  Contractual Exercise  at March   Exercise
  Exercise Prices      31, 2004     Life      Price    31, 2004     Price
   $      0.13         470,642       2.48    $ 0.13    470,642     $  0.13
          0.35       1,799,567       0.41      0.35  1,799,567        0.35
     0.08-0.15       8,727,500       1.70      0.10  8,727,500        0.10
   -----------      ----------    -------    ------ ----------     -------
   $ 0.08-0.35      10,997,709       0.94    $ 0.15 10,997,709     $  0.15
   ===========      ==========    =======    ====== ==========     =======

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

     We have not commenced planned principal operations, but have made good progress since the end of fiscal 2001, in formation and stability testing.

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

     * performed preliminary animal tests in accordance with FDA regulations; and

     * performed preliminary animal tests in accordance with comparable foreign overseas regulations.

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

     Our ability to carry out our plan depends entirely upon our ability to obtain additional substantial equity, debt financing or royalties. We can not assure you that we will receive this financing, and except for the possibility of receiving funds from the exercise of our outstanding warrants, we do not have any arrangements that would ensure us any funding. If we do not receive it, we will not be able to proceed with our business plan.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Form 10-KSB Annual Report for the
               Year ended December 31, 2003.*

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

                                      SANGUINE CORPORATION

Date: 7/7/04                         By:/s/Thomas C. Drees, Ph.D.
     ---------                          -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors



Date: 7/7/04                         By:/s/David E. Nelson
     ---------                          -------------------------------------
                                        David E. Nelson
                                        CFO and Director