Form 10QSB
period 2004-06-30
SANGUINE CORP
filed 2004-08-20
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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

                              June 30, 2004

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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 2004 and December 31, 2003

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                                June 30,       December 31,
                                                  2004            2003
                                              (Unaudited)

CURRENT ASSETS

 Cash                                           $  4,212     $  1,973
                                                --------     --------
                                                   4,212        1,973
                                                --------     --------
PROPERTY AND EQUIPMENT, NET (Note 1)                   -            -
                                                --------     --------
  TOTAL ASSETS                                  $  4,212     $  1,973
                                                ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                June 30,      December 31,
                                                  2004           2003
                                              (Unaudited)

CURRENT LIABILITIES

 Related party payables                           $   155,277   $  150,821
 Accounts payable                                      72,892       72,892
 Accrued interest                                      59,035       18,315
 Accrued interest   related party                     453,630      425,150
  Accrued salaries                                    874,000      844,000
 Other accrued expenses                                 2,369        2,369
  Convertible debentures                               28,750       28,750
 Notes payable and convertible notes payable           46,000       46,000
 Notes payable   related party                      1,108,883    1,097,177
                                                   ----------   ----------
  Total Current Liabilities                         2,800,836    2,685,474
                                                   ----------   ----------
STOCKHOLDERS' DEFICIT

 Common stock: 100,000,000 shares authorized
  of $.001 par value, 38,636,976 shares outstanding    38,637       38,637
 Additional paid-in capital                         3,586,634    3,586,634
 Expenses paid with common stock                            -      (62,943)
 Accumulated deficit during the development stage  (6,421,895)  (6,245,829)
                                                  -----------  -----------
  Total Stockholders' Deficit                      (2,796,624)  (2,683,501)
                                                  -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $     4,212  $     1,973
                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                 Development
                                                                  Stage on
                                For the Three    For the Six     January 18,
                                 Months Ended    Months Ended   1990 Through
                                   June 30,        June 30,       June 30,
                             2004        2003   2004     2003       2004

REVENUE                 $       -  $    518  $   4,863  $    518  $   164,619

OPERATING EXPENSES

 Consulting                     -    39,020          -    65,781    2,307,645
 Research and Development   9,750    15,600     19,500    31,800    1,361,647
 Selling, general and
   administrative          15,483    39,722     92,228    71,293    2,349,210
                        ---------  --------  ---------  --------  -----------
  Total Operating Expenses 25,233    94,342    111,728   168,874    6,018,502
                        ---------  --------  ---------  --------  -----------
LOSS FROM OPERATIONS      (25,233)  (93,824)  (106,865) (168,356)  (5,853,883)
                        ---------  --------  ---------  --------  -----------
OTHER INCOME (EXPENSES)

 Interest income                -         -          -         -       27,457
 Interest expense         (34,860)  (34,060)   (69,201)  (67,561)    (632,853)
 Loss on cash deposit           -         -          -         -      (10,020)
 Gain (Loss) on settlement
 of debt                        -         -          -    25,972       47,404
                        ---------  --------  ---------  --------  -----------
  Total Other Income
  (Expense)               (34,860)  (34,060)   (69,201)  (41,589)    (568,012)
                        ---------  --------  ---------  --------  -----------
 NET LOSS               $ (60,093)$(127,884) $(176,066)$(209,945) $(6,421,895)
                        =========  ========  =========  ========  ===========

BASIC LOSS PER SHARE    $   (0.00)$   (0.00) $   (0.00)$   (0.01)
                        =========  ========  =========  ========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING 38,636,976 36,898,102 38,636,976 36,342,773
                       ========== ========== ========== ==========
The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                    For the Six Months Ended   1990 Through
                                            June 30,             June 30,
                                     2004             2003        2004
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                             $(176,066)  $(209,945)   $ (6,421,895)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Depreciation and amortization               -           -           4,609
  Equity instruments issued for services      -      28,019       2,165,327
  Interest on beneficial conversion feature   -           -          25,000
  Legal expense related to beneficial
  conversion feature                          -           -           3,750
  Note payable issued for services            -           -         727,950
  (Gain) Loss on extinguishments of debt      -     (25,972)        (47,404)
  Recognition of prepaid expenses and
  expenses prepaid with common stock     62,943      67,062         456,184
 Changes in assets and liabilities:
  Decrease in prepaid expenses                -           -               -
  Increase in accounts payable and
  related party payables                      -       3,681         343,202
  Increase in accrued interest payable   69,201      68,708         512,666
  Increase in accrued liabilities             -           -           2,369
  Increase in accrued salaries           30,000      48,000         874,000
                                       --------   ---------    ------------
   Net Cash Used by Operating Activities(13,922)    (20,447)     (1,354,242)
                                       --------   ---------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash paid for fixed assets                   -           -          (4,609)
                                       --------   ---------    ------------
   Net Cash Used by Investing Activities      -           -          (4,609)
                                       --------   ---------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable and
 notes payable-related party             16,161      21,000         209,538
 Payments on notes payable and notes
 payable related party                        -           -          (9,400)
 Proceeds from issuance of convertible
 debentures                                   -           -          40,000
 Contributed capital                          -           -             750
 Common stock issued for cash                 -           -       1,122,175
                                      ---------   ---------    ------------
  Net Cash Provided by Financing
  Activities                             16,161      21,000       1,363,063
                                      ---------   ---------    ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        2,239         553           4,212

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                       1,973       1,393               -
                                      ---------   ---------    ------------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD                             $   4,212   $   1,946    $      4,212
                                      =========   =========    ============

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                    For the Six Months Ended   1990 Through
                                            June 30,             June 30,
                                     2004             2003        2004

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
 Interest                          $       -     $        -        $    -
 Income taxes                      $       -     $        -        $    -

NON-CASH FINANCING ACTIVITIES

  Equity instruments issued for
  services rendered                $       -     $ 28,019          $2,165,327
  Legal related to beneficial
  conversion feature               $       -     $      -          $    3,750
  Notes payable issued for
  services                         $       -     $      -          $  727,950
  Common stock issued for prepaid
  services                         $       -     $ 82,175          $  236,284
  Interest on beneficial
  conversion feature               $       -     $      -          $   25,000

The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
               June 30, 2004 and December 31, 2003


NOTE 1 - BASIS OF  FINANCIAL STATEMENT PRESENTATION

 The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
               June 30, 2004 and December 31, 2003


NOTE 3 - STOCK OPTIONS AND WARRANTS

 A summary of the status of the Company's outstanding stock options as of June 30, 2004 and December 31, 2003 and changes during the periods then ended is presented below:

                                      June 30, 2004      December 31, 2003
                                            Weighted              Weighted
                                             Average               Average
                                            Exercise              Exercise
                              Shares          Price     Shares      Price
   Outstanding, beginning of
   year                        10,997,709  $ 0.15    10,997,709   $ 0.30
   Granted                              -       -     1,625,000     0.04
   Expired/Cancelled                    -       -             -        -
   Exercised                            -       -    (1,625,000)    0.04
                               ----------  ------    ----------   ------
   Outstanding end of year     10,997,709  $ 0.15    10,997,709   $ 0.15
                               ==========  ======    ==========   ======
   Exercisable                 10,997,709  $ 0.15    10,997,709   $ 0.15
                               ==========  ======    ==========   ======

                              Outstanding                   Exercisable

                                Weighted
                     Number      Average   Weighted   Number    Weighted
                 Outstanding    Remaining  Average  Exercisable  Average
       Range of    at June    Contractual  Exercise   at June    Exercise
 Exercise Prices  30, 2004        Life     Price     30, 2004    Price

     $     0.13    470,642        2.23     $  0.13     470,642     $  0.13
           0.35  1,799,567         .16        0.35   1,799,567        0.35
      0.07-0.15  8,727,500        1.45        0.10   8,727,500        0.10
     ----------  ---------       -----     -------   ---------     -------
     $0.07-0.35 10,997,709         .69     $  0.15  10,997,709     $  0.15
                ==========       =====     =======  ==========     =======

NOTE 4 - RELATED PARTY TRANSACTION

       During the quarter ended June 30, 2004, there were additions of $13,461 on related party notes payable.

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

Item 3. Controls and Procedures.
--------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

                                      SANGUINE CORPORATION

Date: 8/20/2004                      By:/s/Thomas C. Drees, Ph.D.
     ----------                         -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors



Date: 8/20/2004                         By:/s/David E. Nelson
     ----------                         -------------------------------------
                                        David E. Nelson
                                        CFO and Director