Form 10QSB
period 2004-09-30
SANGUINE CORP
filed 2004-11-22
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

                              September 30, 2004

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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2004 and December 31, 2003

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                              September 30,    December 31,
                                                  2004            2003
                                              (Unaudited)

CURRENT ASSETS

 Cash                                           $  5,051     $  1,973
                                                --------     --------
  Total Current Assets                             5,051        1,973
                                                --------     --------
PROPERTY AND EQUIPMENT, NET (Note 1)                   -            -
                                                --------     --------
  TOTAL ASSETS                                  $  5,051     $  1,973
                                                ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                              September 30,   December 31,
                                                  2004           2003
                                              (Unaudited)

CURRENT LIABILITIES

 Related party payables                           $   155,277   $  150,821
 Accounts payable                                      72,892       72,892
 Accrued interest                                      22,772       18,315
 Accrued interest   related party                     524,506      425,150
 Accrued salaries                                     889,000      844,000
 Other accrued expenses                                 2,369        2,369
 Convertible debentures                                28,750       28,750
 Notes payable and convertible notes payable           46,000       46,000
 Notes payable   related party                      1,111,483    1,097,177
                                                   ----------   ----------
  Total Current Liabilities                         2,853,049    2,685,474
                                                   ----------   ----------
STOCKHOLDERS' DEFICIT

 Common stock: 100,000,000 shares authorized
  of $.001 par value, 38,636,976 shares outstanding    38,637       38,637
 Additional paid-in capital                         3,586,634    3,586,634
 Expenses paid with common stock                            -      (62,943)
 Accumulated deficit during the development stage  (6,473,269)  (6,245,829)
                                                  -----------  -----------
  Total Stockholders' Deficit                      (2,847,998)  (2,683,501)
                                                  -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $     5,051  $     1,973
                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                 Development
                                                                  Stage on
                                For the Three    For the Nine    January 18,
                                 Months Ended    Months Ended   1990 Through
                                September 30,   September 30,   September 30,
                             2004        2003   2004     2003       2004

REVENUE                 $  10,041  $  3,648  $  14,904  $  4,166  $   174,660

OPERATING EXPENSES

 Consulting                     -    35,444          -   101,225    2,307,645
 Research and Development       -    15,600     19,500    47,400    1,361,647
 Selling, general and
   administrative          26,803    17,582    119,030    88,875    2,376,013
                        ---------  --------  ---------  --------  -----------
  Total Operating Expenses 26,803    68,626    138,530   237,500    6,045,305
                        ---------  --------  ---------  --------  -----------
LOSS FROM OPERATIONS      (16,762)  (64,978)  (123,626) (233,334)  (5,870,645)
                        ---------  --------  ---------  --------  -----------
OTHER INCOME (EXPENSES)

 Interest income                -         -          -         -       27,457
 Interest expense         (34,613)  (34,435)  (103,814) (101,996)    (667,465)
 Loss on cash deposit           -         -          -         -      (10,020)
 Gain (Loss) on settlement
 of debt                        -         -          -    25,972       47,404
                        ---------  --------  ---------  --------  -----------
  Total Other Income
  (Expense)               (34,613)  (34,435)  (103,814)  (76,024)    (602,624)
                        ---------  --------  ---------  --------  -----------
 NET LOSS               $ (51,375)$ (99,413) $(227,440)$(309,358) $(6,473,269)
                        =========  ========  =========  ========  ===========

BASIC LOSS PER SHARE    $   (0.00)$   (0.00) $   (0.01)$   (0.01)
                        =========  ========  =========  ========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING 38,636,976 38,561,976 38,636,976 37,090,636
                       ========== ========== ========== ==========
The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                    For the Nine Months Ended   1990 Through
                                        September 30,           September 30,
                                     2004             2003        2004
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                             $(227,440)  $(309,358)   $ (6,473,269)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Depreciation and amortization               -           -           4,609
  Equity instruments issued for services      -      32,144       2,165,327
  Interest on beneficial conversion feature   -           -          25,000
  Legal expense related to beneficial
  conversion feature                          -           -           3,750
  Note payable issued for services            -           -         727,950
  Gain on extinguishments of debt             -     (25,972)        (47,404)
  Recognition of prepaid expenses and
  expenses prepaid with common stock     62,942      99,231         456,184
 Changes in assets and liabilities:
  Decrease in prepaid expenses                -           -               -
  Increase in accounts payable and
  related party payables                      -       3,681         343,202
  Increase in accrued interest payable  103,814     103,143         547,278
  Increase in accrued liabilities             -           -           2,369
  Increase in accrued salaries           45,000      72,000         889,000
                                       --------   ---------    ------------
   Net Cash Used by Operating Activities(15,684)    (25,131)     (1,356,004)
                                       --------   ---------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash paid for fixed assets                   -           -          (4,609)
                                       --------   ---------    ------------
   Net Cash Used by Investing Activities      -           -          (4,609)
                                       --------   ---------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable and
 notes payable-related party             18,762      21,000         212,139
 Payments on notes payable and notes
 payable related party                        -           -          (9,400)
 Proceeds from issuance of convertible
 debentures                                   -           -          40,000
 Contributed capital                          -           -             750
 Common stock issued for cash                 -           -       1,122,175
                                      ---------   ---------    ------------
  Net Cash Provided by Financing
  Activities                             18,762      21,000       1,365,664
                                      ---------   ---------    ------------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                        3,078         553           5,051

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                       1,973       1,393               -
                                      ---------   ---------    ------------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD                             $   5,051   $   1,946    $      5,051
                                      =========   =========    ============

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                    For the Nine Months Ended   1990 Through
                                         September 30,           September 30,
                                     2004             2003        2004

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
 Interest                          $       -     $        -        $    -
 Income taxes                      $       -     $        -        $    -

NON-CASH FINANCING ACTIVITIES

  Equity instruments issued for
  services rendered                $       -     $   32,144        $2,165,327
  Legal related to beneficial
  conversion feature               $       -     $        -        $    3,750
  Notes payable issued for
  services                         $       -     $        -        $  727,950
  Common stock issued for prepaid
  services                         $       -     $   82,175        $  236,284
  Interest on beneficial
  conversion feature               $       -     $        -        $   25,000

The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
             September 30, 2004 and December 31, 2003


NOTE 1 - BASIS OF  FINANCIAL STATEMENT PRESENTATION

 The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
             September 30, 2004 and December 31, 2003


NOTE 3 - STOCK OPTIONS AND WARRANTS

 A summary of the status of the Company's outstanding stock options as of September 30, 2004 and December 31, 2003 and changes during the periods then ended is presented below:

                                   September 30, 2004      December 31, 2003
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
                               ==========  ======    ==========   ======

                              Outstanding                   Exercisable

                                Weighted
                     Number      Average   Weighted   Number    Weighted
                 Outstanding    Remaining  Average  Exercisable  Average
       Range of    at Sept    Contractual  Exercise   at Sept    Exercise
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
                ==========       =====     =======  ==========     =======

NOTE 4 - RELATED PARTY TRANSACTION

       During the quarter ended September 30, 2004, there were additions of $2,600 on related party notes payable.

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

          Stage A (approximately one year): In the first six months, we have completed the development of perfluoro-decalin and the synthetic surfactants that make up PHER-O2, manufactured experimental doses and have performed preliminary animal tests in accordance with FDA and overseas regulations. In the second six months, we will produce optimal quantities and conduct animal safety and efficacy trials in accordance with FDA and overseas requirements. During the course of Stage A, we estimate that our increased technical, administrative, sales/marketing and manufacturing requirements will require us to the hire a few additional employees. Estimated cost is $1,500,000, divided as follows: Completed surfactant formulation (done) and the manufacture of sufficient product for initial testing, $500,000 (done); animal safety and efficacy trials through a sub-contractor, $600,000
          (done); and administrative, patent and proprietary right protection and marketing costs, $400,000.

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

     Our plan of operation for the next 12 months is having:

     *     manufactured experimental doses of  PHER-O2 (done);

     * performed preliminary animal tests in accordance with FDA regulations (done); and

     * performed preliminary animal tests in accordance with comparable foreign overseas regulations (done).

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

     In March, 2002, we granted an Exclusive License Agreement for parts of Asia regarding PHER-02 and related technology and patents to Ascendiant-Asia and Ascendiant-South America. We have terminated these Exclusive License Agreements as we have received no revenues or sublicenses from them.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          Subsequent to the date of this Report, we filed an 8-K Current Report dated November 17, 2004, regarding the successfully completion of PHER-02 animal toxicity & efficacy trials at the University of Alberta in Edmonton, Canada. For more information see the 8-K Current Report filed with the Securities and Exchange Commission on November 18, 2004. See Item 6.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Form 10-KSB Annual Report for the
               Year ended December 31, 2003.*

               31.1  302 Certification of Thomas C. Drees

               31.2  302 Certification of David E. Nelson

               32    Section 906 Certification.

          (b)  Reports on Form 8-K.

               8-K Current Report dated November 17, 2004 and filed with the Securities and Exchange Commission on November 18, 2004.

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.

                                      SANGUINE CORPORATION

Date: 11/22/2004                     By:/s/Thomas C. Drees, Ph.D.
     -----------                        -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors



Date: 11/22/2004                        By:/s/David E. Nelson
     -----------                        -------------------------------------
                                        David E. Nelson
                                        CFO and Director