Form 10QSB/A
period 2004-09-30
SANGUINE CORP
filed 2005-01-20
CIK 926287

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

                             January 19, 2005

                                 79,649,531
                                ----------

                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of the Company required to be filed with this 10-QSBA-1 Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                              September 30,   December 31,
                                                  2004           2003
                                              (Unaudited)

CURRENT LIABILITIES

 Related party payables                           $     4,455   $  150,821
 Accounts payable                                      44,124       72,892
 Accrued interest                                      17,963       18,315
 Accrued interest   related party                           -      425,150
 Accrued salaries                                           -      844,000
 Other accrued expenses                                 2,369        2,369
 Convertible debentures                                     -       28,750
 Notes payable and convertible notes payable           40,000       46,000
 Notes payable   related party                              -    1,097,177
                                                   ----------   ----------
  Total Current Liabilities                           108,911    2,685,474
                                                   ----------   ----------
STOCKHOLDERS' DEFICIT

 Common stock: 100,000,000 shares authorized
  of $.001 par value, 75,468,144 shares outstanding    75,468       38,637
 Additional paid-in capital                         5,156,706    3,586,634
 Expenses paid with common stock                            -      (62,943)
 Accumulated deficit during the development stage  (5,336,034)  (6,245,829)
                                                  -----------  -----------
  Total Stockholders' Deficit                        (103,860)  (2,683,501)
                                                  -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $     5,051  $     1,973
                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                 Development
                                                                  Stage on
                                For the Three    For the Nine    January 18,
                                 Months Ended    Months Ended   1990 Through
                                September 30,   September 30,   September 30,
                             2004        2003   2004     2003       2004

REVENUE                 $  10,041  $  3,648  $  14,904  $  4,166  $   174,660

OPERATING EXPENSES

 Consulting                     -    35,444          -   101,225    2,307,645
 Research and Development       -    15,600     19,500    47,400    1,361,647
 Selling, general and
   administrative         278,739    17,582    370,967    88,875    2,627,950
                        ---------  --------  ---------  --------  -----------
  Total Operating
  Expenses                278,739    68,626    390,467   237,500    6,297,242
                        ---------  --------  ---------  --------  -----------
LOSS FROM OPERATIONS     (268,698)  (64,978)  (375,563) (233,334)  (6,122,582)
                        ---------  --------  ---------  --------  -----------
OTHER INCOME (EXPENSES)

 Interest income                -         -          -         -       27,457
 Interest expense         (34,613)  (34,435)  (103,814) (101,996)    (667,465)
 Loss on cash deposit           -         -          -         -      (10,020)
 Gain (Loss) on settlement
 of debt                1,389,172         -  1,389,172    25,972    1,436,576
                        ---------  --------  ---------  --------  -----------
  Total Other Income
  (Expense)             1,354,559   (34,435) 1,285,358   (76,024)     786,598
                        ---------  --------  ---------  --------  -----------
 NET GAIN (LOSS)       $1,085,861 $ (99,413) $ 909,795 $(309,358) $(5,336,034)
                        =========  ========  =========  ========  ===========

BASIC EARNINGS (LOSS)
PER SHARE               $    0.03 $   (0.00) $    0.02 $   (0.01)
                        =========  ========  =========  ========
DILUTED EARNINGS (LOSS)
PER SHARE               $    0.02 $   (0.00) $    0.02 $   (0.01)
                        =========  ========  =========  ========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING 39,515,446 38,561,976 38,905,817 37,090,636
                       ========== ========== ========== ==========
The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                    For the Nine Months Ended   1990 Through
                                        September 30,           September 30,
                                     2004             2003        2004
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net gain (loss)                      $ 909,795   $(309,358)   $ (5,336,034)
 Adjustments to reconcile net gain
  (loss) to net cash used by operating
  activities:
  Depreciation and amortization               -           -           4,609
  Equity instruments issued for
  services                              242,034      32,144       2,407,361
  Interest on beneficial conversion feature   -           -          25,000
  Legal expense related to beneficial
  conversion feature                          -           -           3,750
  Note payable issued for services            -           -         727,950
  Gain on extinguishments of debt    (1,389,172)    (25,972)     (1,436,576)
  Recognition of prepaid expenses and
  expenses prepaid with common stock     62,943      99,231         456,184
 Changes in assets and liabilities:
  Decrease in prepaid expenses                -           -               -
  Increase in accounts payable and
  related party payables                  9,902       3,681         353,105
  Increase in accrued interest payable  103,814     103,143         547,278
  Increase in accrued liabilities             -           -           2,369
  Increase in accrued salaries           45,000      72,000         889,000
                                       --------   ---------    ------------
   Net Cash Used by Operating Activities(15,684)    (25,131)     (1,356,004)
                                       --------   ---------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash paid for fixed assets                   -           -          (4,609)
                                       --------   ---------    ------------
   Net Cash Used by Investing Activities      -           -          (4,609)
                                       --------   ---------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable and
 notes payable-related party             18,762      24,000         212,139
 Payments on notes payable and notes
 payable related party                        -           -          (9,400)
 Proceeds from issuance of convertible
 debentures                                   -           -          40,000
 Contributed capital                          -           -             750
 Common stock issued for cash                 -           -       1,122,175
                                      ---------   ---------    ------------
  Net Cash Provided by Financing
  Activities                             18,762      24,000       1,365,664
                                      ---------   ---------    ------------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                        3,078       1,131           5,051

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                         973       1,393               -
                                      ---------   ---------    ------------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD                             $   5,051   $     262    $      5,051
                                      =========   =========    ============

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                    For the Nine Months Ended   1990 Through
                                         September 30,           September 30,
                                     2004             2003        2004

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
 Interest                          $       -     $        -        $    -
 Income taxes                      $       -     $        -        $    -

NON-CASH FINANCING ACTIVITIES

  Equity instruments issued for
  services rendered                $ 242,034     $   32,144        $2,407,361
  Legal related to beneficial
  conversion feature               $       -     $        -        $    3,750
  Notes payable issued for
  services                         $       -     $        -        $  727,950
  Common stock issued for prepaid
  services                         $       -     $   82,175        $  236,284
  Interest on beneficial
  conversion feature               $       -     $        -        $   25,000

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

NOTE 3 - DEBT CANCELLATION AND CONTRIBUTION AND STOCK ISSUANCE

 During the quarter ended September 30, 2004, the Company authorized the issuance of an aggregate of 32,777,266 shares of the Company's common stock for: (i) the cancellation of certain debts in the amount of $1,313,144, and
 (ii) the contribution to capital of accrued salary and interest on debt by members of management in the amount of $1,327,630. An additional 3,280,000 shares of common stock were authorized to be issued for services rendered to the Company. The issuance of these shares is reflected in these financial statements.

 In addition, two convertible notes payable in the aggregate amount of $28,750.00, plus accrued interest, were converted into 773,902 shares of common stock of the Company. The issuance of these shares is reflected in these financial statements.

 The issuance of these shares is reflected in these financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
             September 30, 2004 and December 31, 2003


NOTE 4 - STOCK OPTIONS AND WARRANTS

 A summary of the status of the Company's outstanding stock options as of September 30, 2004 and December 31, 2003 and changes during the periods then ended is presented below:

                                   September 30, 2004      December 31, 2003
                                            Weighted              Weighted
                                             Average               Average
                                            Exercise              Exercise
                              Shares          Price     Shares      Price
   Outstanding, beginning of
   year                        10,997,709  $ 0.15    10,997,709   $ 0.30
   Granted                         30,000    0.28     1,625,000     0.04
   Expired/Cancelled            1,799,567    0.35             -        -
   Exercised                            -       -    (1,625,000)    0.04
                               ----------  ------    ----------   ------
   Outstanding end of year      9,228,142  $ 0.10    10,997,709   $ 0.15
                               ==========  ======    ==========   ======
   Exercisable                  9,228,142  $ 0.10    10,997,709   $ 0.15
                               ==========  ======    ==========   ======

                              Outstanding                   Exercisable

                                Weighted
                     Number      Average   Weighted   Number    Weighted
                 Outstanding    Remaining  Average  Exercisable  Average
       Range of    at Sept    Contractual  Exercise   at Sept    Exercise
 Exercise Prices  30, 2004        Life     Price     30, 2004    Price

     $     0.13    470,642        1.98     $  0.13     470,642     $  0.13
           0.28     30,000        4.50        0.28      30,000        0.28
      0.07-0.15  8,727,500        1.20        0.10   8,727,500        0.10
     ----------  ---------       -----     -------   ---------     -------
     $0.07-0.35  9,228,142        1.25     $  0.10   9,228,142     $  0.10
                ==========       =====     =======  ==========     =======

NOTE 5 - RELATED PARTY TRANSACTION

       During the quarter ended September 30, 2004, there were additions of $2,600 on related party notes payable.

NOTE 6 - SUBSEQUENT EVENTS

 Subsequent to September 30, 2004, 3,787,758 outstanding warrants were exercised resulting in proceeds to the Company in the amount of $373,020.64. An additional 150,000 warrants were exercised on a "cashless" basis resulting in the issuance of an additional 83,629 shares of the Company's common stock.

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

     Our plan of operation for the next 12 months is having:

     *     manufactured experimental doses of  PHER-O2 (completed);

     * performed preliminary animal tests in accordance with FDA regulations (completed); and

     * performed preliminary animal tests in accordance with comparable foreign overseas regulations (completed).

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

     In March, 2002, we granted an Exclusive License Agreement for parts of Asia regarding PHER-02 and related technology and patents to Ascendiant-Asia and Ascendiant-South America. During the quarter ended September 30, 2004, we have terminated these Exclusive License Agreements as we have received no minimum royalty payments as required by these two Agreements.

     Our ability to carry out our plan depends entirely upon our ability to obtain additional substantial equity, debt financing or royalties. We can not assure you that we will receive this financing, and except for the possibility of receiving funds from the exercise of our outstanding warrants, we do not have any arrangements that would ensure us any funding. If we do not receive it, we will not be able to proceed with our business plan. Subsequent to September 30, 2004, 3,787,758 outstanding warrants were exercised resulting in proceeds to us in the amount of $373,020.64. An additional 150,000 warrants were exercised on a "cashless" basis resulting in the issuance of an additional 83,629 shares of our common stock.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

Name or No. of Purchasers          No. of Shares       Consideration
-------------------------           -------------      -------------

Leonard W. Burningham, Esq.           500,000               Services(1)

Seven (7) persons and/or entities   2,800,000               Services(2)

Nine (9) persons and/or entities      773,902               Conversion of
                                                            Convertible Notes
                                                            (3)

Ascendiant Capital Group LLC          228,666               Conversion of Debt
                                                            (4)

Thomas C. Drees, Ph.D.             31,604,000               Conversion of Debt
                                                            (5)

Anthony & Audrey Hargreaves Trust     924,600               Conversion of Debt
                                                            (6)

(1)     These shares were valued at $40,000.

(2)     These shares were valued at $242,034.11.

(3) The Convertible Note executed in favor of Barbara R. Mittman on March 19, 2002, in the amount of $3,750.00, together with accrued interest, was converted to 97,102 shares of common stock of the Company.

        The Convertible Note executed in favor of First York Partners, Inc. on March 15, 2002, in the amount of $25,000, together with accrued interest, was converted to 676,800 shares of common stock of the Company.

(4) The Letter Agreement executed in favor of Ascendiant Capital Group, LLC ("Ascendiant"), pursuant to which Ascendiant loaned $12,000 to the Company, together with accrued interest, was converted to 228,666 shares of common stock of the Company; and for previously extending the term of the Letter Agreement, an additional Common Stock Purchase Warrant was granted to Ascendiant for the option to purchase 30,000 shares of common stock of the Company that are "restricted securities" under Rule 144 of the Securities and Exchange Commission.

(5) Thomas C. Drees, Ph.D., MBA, the Company's President, CEO and a Director agreed to exchange $1,264,160 of debt owed to him by the Company for 31,604,000 shares of the Company's common stock that are "restricted securities" under Rule 144 of the Securities and Exchange Commission; and Dr. Drees also agreed to contribute to capital his accrued salary of $497,500 and interest on the debt owed to him by the Company in the amount of $453,630, together with any interest on any of these amounts since June 30, 2004.

(6) The Anthony and Audrey Hargreaves Trust (the "Trust") agreed to exchange $36,984 of debt owed by the Company to Mr. Hargreaves prior to his death for 924,600 shares of the Company's common stock that are "restricted securities" under Rule 144 of the Securities and Exchange Commission; and the Trust also agreed to contribute to capital Mr. Hargreaves' accrued salary of $276,500, together with any interest on any of these amounts since June 30, 2004.

     Substantially all of this information was reported in our 8-K Current Report dated September 29, 2004, that was filed with the Securities and Exchange Commission on October 7, 2004, and which is incorporated herein by reference. See Item 6.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          Subsequent to the date of this Current Report, we filed an 8-K Current Report dated November 17, 2004, regarding the successfully completion of PHER-02 animal toxicity & efficacy trials at the University of Alberta in Edmonton, Canada. For more information see the 8-K Current Report filed with the Securities and Exchange Commission on November 18, 2004. See Item 6.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Form 10-KSB Annual Report for the
               Year ended December 31, 2003*

               Form 8-K Current Report dated September 29, 2004*

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

                                      SANGUINE CORPORATION

Date: 1/19/2005                         By:/s/Thomas C. Drees, Ph.D.
     ----------                         -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors



Date: 1/19/2004                         By:/s/David E. Nelson
     ----------                         -------------------------------------
                                        David E. Nelson
                                        CFO and Director

Exhibit 31.1

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Thomas C. Drees, President of Sanguine Corporation (the "small business issuer"), certify that:

     1. I have reviewed this Amended Quarterly Report (the "Quarterly Report") on Form 10-QSB/A-1 of the small business issuer;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this Quarterly Report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly Report based on such evaluation; and

     c) disclosed in this Quarterly Report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: 1/19/2005                    Signature:/s/Thomas C. Drees
                                              ----------------------
                                              Thomas C. Drees, Ph.D.
                                              President

Exhibit 31.2

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, David E. Nelson, Chief Financial Officer of Sanguine Corporation (the "small business issuer"), certify that:

     1. I have reviewed this amended quarterly report (the "Quarterly Report") on Form 10-QSB/A-1 of the small business issuer;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this Quarterly Report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly Report based on such evaluation; and

     c) disclosed in this Quarterly Report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: 1/19/2005                    Signature: /s/David E. Nelson
                                               ----------------------
                                               David E. Nelson
                                               Chief Financial Officer

Exhibit 32

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Amended Quarterly Report of Sanguine Corporation (the "Company") on Form 10-QSB/A-1 for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Thomas C. Drees, President and David E. Nelson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: 1/19/2005                          /s/David E. Nelson
     ----------                          ---------------------
                                         David E. Nelson
                                         Chief Financial Officer and director