Form 10KSB
period 2004-12-31
SANGUINE CORP
filed 2005-05-06
CIK 926287

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the Registrant's revenues for its most recent fiscal year: December 31, 2004 - $15,424.

     State the aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 29, 2005 - $11,340,570.93.  There are approximately 39,105,417 shares of common voting stock of the Registrant beneficially owned by non-affiliates. This valuation is based upon the bid price of our common as quoted on the OTCBB of the National Association of Securities Dealers, Inc. on that date ($0.29).

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                                   N/A
                                   ---

                   (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                         March 29, 2005 - 80,012,884
                         ---------------------------

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

     On April 1, 2002, we also entered into an Exclusive License Agreement (the "Exclusive License Agreement") with Ascendiant-South America, LLC, a Nevada limited liability corporation ("Ascendiant-South America"), whereby we granted to Ascendiant-South America a like exclusive license to PHER-02. These licenses were terminated in 2004.

     See the heading "Developmental Information for the Year Ended December 31, 2004," below.

     Developmental Information for the Year Ended December 31, 2003.
     ---------------------------------------------------------------

     We provided our product, PHER-02, for cost, confidential treatment of our formuale and the test results for use in our own planned United States Food and Drug Administration ("FDA")application process discussed below under the heading "Business" to three universities that are currently in the final phases of federal and state animal toxicity trials that focus on our product's effectiveness in perfusion for pancreas preservation for transplantation. These perfusion studies are aimed at enhancement of islets used in transplants as an amelioration for diabetes, which is one of the fastest growing diseases in the United States and throughout the world. Islet transplantation is done to improve insulin production in Type 2 or juvenile onset diabetes.

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

     Developmental Information for the Year Ended December 31, 2004.
     ---------------------------------------------------------------

     On September 29, 2004, we terminated Ascendiant-Asia's Exclusive License Agreement for failure to meet minimum production or to pay royalties due pursuant to the terms of that Exclusive License Agreement. Also, on September 29, 2004, we terminated Ascendiant-South America's Exclusive License Agreement for failure to meet minimum production or to pay royalties due pursuant to the terms of that Exclusive License Agreement.

     We completed the restructuring of our financial statements, including a satisfaction of debt for common stock issuance, issuance of common stock for certain convertible debt and the contribution to capital of other debt, including accrued salaries of management and others. See our 8-K Current Report dated September 29, 2004, filed with the Securities and Exchange Commission on October 7, 2004, and which is incorporated herein by reference. See Part III, Item 1.

     The testing of our red blood cell substitute, PHER-02, in various phases of animal toxicity trials has begun. The universities of Chicago, Maryland and the University of Alberta (Canada) medical schools are currently focusing on its effectiveness in perfusion for pancreas preservation for transplantation (October, 2004).

     PHER-02 is being used to develop for the U.S. Navy on submarine crew and deep sea diving oxygenation treatment of the bends (November, 2004).

     We are conferring with the U.S. Army Medical Corps to develop a "golden hour" medical kit using PHER-02 to allow self blood transfusion on the battlefield (November, 2004).

     We successfully completed animal toxicity and efficacy trials at the University of Alberta (Canada) respecting transporting of pancreas islet cells (November, 2004). See our 8-K Current Report dated November 17, 2004, filed with the Securities and Exchange Commission on November 18, 2004, and which is incorporated herein by reference. See Part III, Item 1.

     Our budgets are now in place to plan FDA testing and to select a manufacturer of PHER-02 when our Medical Advisory and Applications Board convenes in early 2005 (December, 2004).

     We selected a new Medical Advisory and Applications Board member, Dr. Robert Kwun, a retina surgeon, to evaluate the use of PHER-02 in ophthalmic surgery. Dr. Kwun is a graduate of Harvard University and received his medical degree from Columbia University, in New York (December, 2004).

     Developmental Information Subsequent to the Year Ended December 31, 2004.
     -------------------------------------------------------------------------

     We have convened our Medical Advisory and Applications Board in California on April 2, 2005, to discuss our final selection of a contract research organization to initiate and conduct our animal testing for the FDA approval process and to select a PHER-02 manufacturer. Beckloff Associates, Inc., a Cardinal Health company of Overland Park, Kansas ("Beckloff"), has been selected by us to analyze our IND (indication of what approvals are being sought) submissions, NDA (new drug) applications, ANDA (appended new drug) applications, IDE(investigational device evaluation) submissions, PMA (pre-market approval) applications and 510(k) (form for medical devices) applications, among other requirements, and to comment on the organization and accuracy of our scientific data that is presented, along with advising us on the attitudes, approaches and requirements of the FDA.

Business.
---------

     We are engaged in the development of a synthetic red blood cell product called "PHER-O2." The development of this product presently comprises our sole business operations. PHER-O2 is composed of perfluoro-decalin molecules, or synthetic red blood cells, purified water and a proprietary, synthetic, fluorinated surfactant, or wetting agent, to hold the emulsion together. Perfluoro-decalin has great oxygen-carrying capacity, yet it can be as much as 25 times smaller than a red blood cell. We believe that PHER-O2 can carry three to four times the oxygen of human blood per unit volume. This increased oxygen-carrying capacity would make PHER-O2 useful in the treatment of heart attacks, strokes, cancer and other diseases for which increased oxygenation is beneficial. We also believe that perfluoro-decalin is effective as an imaging agent in X-ray imaging, nuclear magnetic resonance imaging and CAT scans, without side effects. Our management estimates that PHER-O2 has several other advantages over human blood: that it can be sterilized to be free of disease; that it has the quality of a universal match for all blood types; that it can be mass-produced; and that it can be stored at room temperature for three and one half years, much longer than human blood, which can only be stored at room temperature for about 42 days.

     We have completed the compounding of PHER-O2, and we are performing initial gross animal tests, which do not require regulatory approval prior to commencement. However, regulatory agencies may review the data gathered from any of these tests. We have manufactured the experimental doses of PHER-O2 required to conduct these tests. Our current second phase of development of PHER-02 involves:

     * performing animal testing at certain universities as outlined under the subheadings "Developmental Information for the Year Ended December 31, 2003" and "Developmental Information for the Year Ended December 31,
2004" of the heading "Business Development," above;

     * beginning a project with the United States Army Medical Corps to develop a "golden hour" medical kit using PHER-02. The kit would allow self-transfusion on the battlefield, thus helping to prevent bleeding to death injuries, which are a major cause of fatalities in combat, despite current improvements in front line battle care;

     * developing a deep sea diving oxygenation treatment of the bends for use by the U.S. Navy on submarine crew; and

     * completing the animal toxicity and efficacy trials respecting transporting of pancreas islet cells.

     In our third phase of operations, intended to commence during our second quarter of 2005, we intend to continue developing the perfluorocarbon compounds in PHER-O2 in order to optimize its quality; and begin animal safety and efficacy trials in accordance with FDA guidelines and comparable foreign regulatory requirements, with the aid and assistance of Beckloff, a Cardinal Health company.

     In our final phase, we intend to:

     *    complete United States testing of PHER-O2;

     * seek all necessary FDA approvals and begin American and Canadian sales; and

     * complete overseas testing and begin overseas sales in foreign countries.

     In our final phase, we also intend to continue trials to test PHER-O2 for other applications, including retinal surgery, transplant organ preservation and treatment of carbon monoxide poisoning, sickle cell anemia, heart attack and stroke. We will have to conduct similar rigorous testing and clinical trials of PHER-O2 for each desired application, although we expect half of all sales will be off-label, as were the first generation sales of Fluosol, a first generation product of PHER-O2.

     PHER-O2 has not submitted any application to any federal, state or foreign agency to seek authority for animal or human testing. The development process will be time consuming and expensive. It will also be subject to extreme governmental regulation. We will have to prove that our product is safe and efficacious for human use. Until then, we will have no potential for revenues from operations except for licensing. We cannot assure you that we will be able to raise the money necessary to develop PHER-O2 or that, if we raise sufficient funds, that we will ever receive the necessary federal, state or foreign agency approval to manufacture or market the product.

Principal Products or Services and their Markets.
-------------------------------------------------

     We have one lead product, PHER-O2, and 15 extensions of that product.
Our success hinges largely on the success of this product. We can not assure you that it will ever be successful. PHER-O2 is made up of perfluoro-decalin, which is a type of perfluorocarbon that is harmless to humans and the atmosphere and was used in the FDA approved first generation product, Fluosol, purified water and a proprietary surfactant to hold the emulsion together. Perfluoro-decalin gives our product its oxygen carrying ability. The surfactant is non-toxic and was FDA approved in Fluosol and, being fluorinated, helps increase PHER-O2's oxygen carrying capacity and emulsion stability. We believe that the unique chemical nature of PHER-O2 will make it ideal for many medical applications, although each application will be subject to the same types of rigorous testing, clinical trials and governmental regulatory approval process.

     We believe that PHER-O2 has the following advantages over human blood:

     * may carry three to four times the oxygen of human blood per unit volume;

     *    free of HIV, hepatitis B & C, Mad Cow and other blood-borne disease;

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

     We believe that its unique qualities may make PHER-O2 ideal for blood transfusions and numerous other medical applications, including:

     *     transportation of pancreas islets for treatment of diabetes;

     *     ophthalmic retinal surgery;

     *     angioplasty;

     * external oxygenation of infection, ischemic tissue and diabetic ulcers;

     *     Alzheimer's;

     *     oxygenation of cancerous tumors;

     *     nuclear magnetic resonance imaging;

     *     CAT scans;

     * cardioplegia, or the priming of heart-lung machines in open heart surgery; and

     * treatment of heart attacks, strokes, head and neck tumors and hemorrhagic shock.

     We intend to fully exploit the immense worldwide market for these applications.

     Preliminary testing has indicated that the transportation of pancreas islet cells in a bath of PHER-02 in the treatment of diabetes has significantly increased the number of islet cells available for transplantation.

     For Ophthalmic retinal surgery, we are evaluating a new version of PHER-02 for surgical use. This product is believed to have characteristics that can be used for retinal surgery because of its specific weight properties. The new product will be transparent.

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

     As HIV, hepatitis B & C and other diseases have infected the world's blood supply, the need for an absolutely sterile blood product has become increasingly apparent. There is currently no 100% effective method for detecting blood-borne diseases and sterilization of donated blood is not possible. In light of these facts, PHER-O2's potential sterility makes it especially attractive in comparison to donated blood with its risk of AIDS, hepatitis and mad cow disease.

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

Competition.
------------

      10 years ago there were 15 possible competitors. Four companies are still working to develop alternatives to human blood. They include:

     *     Biopure Corporation of Cambridge, Massachusetts, (cows blood);


     * Hemasol, Inc. of Etobicoke, Ontario, Canada (outdated human blood);

     * Northfield Laboratories, Inc. of Evanston, Illinois, (outdated human blood); and

     *     Synthetic Blood International, San Diego, California, (PFC).

     Each of these competitors files reports with the Securities and Exchange Commission and these reports are available for review in the Securities and Exchange Commission's EDGAR Archives. These competitors are involved in the development of a wide variety of human blood substitutes, including synthetic compounds, recycled outdated human blood and bovine hemoglobin. Neither the list of competitors nor the list of human blood substitutes is exhaustive. Furthermore, some of our existing or potential competitors have significantly greater technical and financial resources than we do and may be better able to develop, test, produce and market products. These competitors may develop products that are competitive with or better than our product and that may render our product obsolete. We can provide no assurance that we will be able to compete successfully. These four competitors have repeatedly failed FDA tests.

Sources and Availability of Raw Materials.
------------------------------------------

     We plan to purchase highly purified medical-grade perfluorocarbons and surfactants from reliable vendors and to emulsify these ingredients in our own or other facilities, depending upon funding. FluoroMed, LP, F2 Chemicals, Ltd. and KC America are qualified medical grade perfluorocarbon vendors. Surfactants are available through several U. S. vendors. Because intravenous solutions manufacturing plants are very expensive and FDA approval of these plants is a lengthy process, we intend to hire a third party to package the product in sterile plastic bags with intravenous sets attached. Abbott Laboratories, Baxter, B. Braun Medical Inc., Fresenius Kabi, and Alliance Medical Products, Inc. are a few of the U. S. companies with the qualifications and capacity to perform this function. However, we can not assure you that any of these ingredients or services will be available or that they will be available at prices that are low enough to make our operations profitable.

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

     We have formulated certain proprietary GRAS surfactants during the course of our research and development activities. The surfactant is mixed with the basic chemical of our product, perfluoro-decalin, to maintain the small particle size in the emulsion of PHER-O2 because the particle size of decalin alone in the blood stream may quickly increase in size and block arteries and veins.

     We have a Consulting Agreement with Beckloff, a Cardinal Health company, effective for one year commencing on March 25, 2005, whereby Beckloff will assist us in implementing, conducting and completing our FDA testing and approval process.

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

Research and Development Expenses.
----------------------------------

     Since inception we have expended a total of approximately $350,000 on research and development. During years ended December 31, 2004 and 2003, research and development expense was approximately $10,000 and $63,000, respectively. None of these costs were borne by customers or others.

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

Item 2.  Description of Property.
         ------------------------

     We lease approximately 970 square feet of office space located at 101 East Green Street, Suite 11, Pasadena California, 91105, at a base rent of $1,841 per month. The lease runs through April 30, 2004, and is expected to be extended on a month to month basis.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     None; not applicable.

                                  PART II


Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Purchases of Equity Securities.
----------------------------------------

Market Information.
-------------------

     Our common stock commenced to trade on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in the second quarter of 1994 under the symbol "SGNC."

     The range of high and low bid quotations for our common stock during each quarter of the year ended December 31, 2002, each quarter of the calendar year ended December 31, 2002, each quarter of the calendar year ended December 31, 2003, and each quarter of the calendar year ended December 31, 2004, is shown below. Prices are inter-dealer quotations as reported by the NASD (or the NQB) and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 2002                          $0.18               $0.11

June 30, 2002                           $0.15               $0.105

September 30, 2002                      $0.11               $0.05

December 31, 2002                       $0.065              $0.03

March 31, 2003                          $0.048              $0.025

June 30, 2003                           $0.03               $0.015

September 30, 2003                      $0.13               $0.021

December 31, 2003                       $0.09               $0.045

March 31, 2004                          $.085               $.055

June 30, 2004                           $.095               $.065

September 30, 2004                      $.08                $.05

December 31, 2004                       $.49                $.055

          * The future sale of presently outstanding "restricted securities" (common stock) by present members of our management and others may have an adverse effect on any market in the shares of our common stock. See the heading " Recent Sales of Unregistered Securities," directly below.

Recent Sales of Restricted Securities; Use of Proceeds of Registered
Securities.
-----------

     Restricted Securities.
     ----------------------

     The following "restricted securities" of our Company were sold during the past three calendar years:

                         Number of
Name                   Shares or Units         Date            Consideration
----                   ---------------         ----            -------------
Five members of        530,000 (1)              11/2000-1/2002  Services
the Advisory Board

NB, Inc.               250,000 (2)              05/2001         Services

Laidlaw Global         327,194 (3)              05/2001         Warrant Ex
Securities, Inc.

Five subscribers       840,195 (3)              11/2001         Sub-Merger
from California
Corporation

Additional shares       70,030 (3)              11/2001         Sub-Merger
issued for acquisition
of subsidiary

Five members of         50,000 (1)              01/2002         Services
the Advisory Board

Five members of         50,000 (1)              04/2002         Services
the Advisory Board

Leonard W. Burningham  500,000                  05/2002-09/2002 Services
Esq. (4)

Marketview Financial   310,000                  06/2002         Services
Group, Inc. (2)

Medical Advisory Board  37,500                  08/2002         Services
(1)

Ascendiant Capital   2,000,000                  11/2002         Services
(2)

M E Dancy & Associates 500,000                  12/2002         Services
(2)

David E. Nelson        100,000                  12/2002         Services
(5)

SCS, Inc.              540,000                  12/2002         Services

Medical Advisory Board  37,500                  12/2002         Services
(1)

Leonard W. Burningham  525,000                  01/2003-03/2003 Services
Esq. (4)

Jason Carter           100,000                  01/2003         Services
(6)

National Financial   1,063,369                  2/2003          Services
Communications Corp
(2)

Medical Advisory Board  37,500                  3/2003          Services
(1)

SCS, Inc.            1,000,000                  6/2003          Debt Ret.

Medical Advisory Board  37,500                  6/2003          Services
(1)

SCS, Inc.            1,000,000                  6/2003          Debt Ret.

Medical Advisory Board  37,500                  9/2003          Services
(1)

Leonard W. Burningham, 500,000                 10/2003          Services
Esq. (4)

Medical Advisory Board  37,500                 12/2003          Services
(1)

Leonard W. Burningham, 500,000                  9/2004          Services
Esq. (7)

Seven (7) persons
and/or entities (8)   2,800,000                 9/2004          Services

Nine (9) persons
and/or entities (9)     773,902                 9/2004      Conversion of
                                                            Convertible Notes

Ascendiant Capital
Group LLC (10)          228,666                 9/2004      Conversion of Debt


Thomas C. Drees,
Ph.D. (11)           31,604,000                9/2004      Conversion of Debt


Anthony & Audrey
Hargreaves Trust (12)   924,600                9/2004      Conversion of Debt


          (1) See the caption "Executive Compensation" of the Registration Statement.

          (2) Miscellaneous public relations services.

          (3) Issued in connection with the acquisition of the remaining 6% interest in our 94%-owned subsidiary, Sanguine California.

          (4) Legal Services.

          (5) Services as our Secretary/Treasurer and CFO.

          (6) Stock transfer services.

          (7) These shares were valued at $40,000.

          (8) These shares were valued at $242,034.11.

          (9) The Convertible Note executed in favor of Barbara R. Mittman on March 19, 2002, in the amount of $3,750.00, together with accrued interest, was converted to 97,102 shares of common stock of our Company.

          The Convertible Note executed in favor of First York Partners, Inc. on March 15, 2002, in the amount of $25,000, together with accrued interest, was converted to 676,800 shares of common stock of our Company.

         (10) The Letter Agreement executed in favor of Ascendiant Capital Group, LLC ("Ascendiant"), pursuant to which Ascendiant loaned $12,000 to the Company, together with accrued interest, was converted to 228,666 shares of common stock of our Company; and for previously extending the term of the Letter Agreement, an additional Common Stock Purchase Warrant was granted to Ascendiant for the option to purchase 30,000 shares of common stock of our Company that are "restricted securities" under Rule 144 of the Securities and Exchange Commission.

          (11) Thomas C. Drees, Ph.D., MBA, our President, CEO and a Director agreed to exchange $1,264,160 of debt owed to him by us for 31,604,000 shares of our common stock that are "restricted securities" under Rule 144 of the Securities and Exchange Commission; and Dr. Drees also agreed to contribute to capital his accrued salary of $497,500 and interest on the debt owed to him by our Company in the amount of $453,630, together with any interest on any of these amounts since June 30, 2004.

          (12) The Anthony and Audrey Hargreaves Trust (the "Trust") agreed to exchange $36,984 of debt owed by us to Mr. Hargreaves prior to his death for 924,600 shares of our common stock that are "restricted securities" under Rule 144 of the Securities and Exchange Commission; and the Trust also agreed to contribute to capital Mr. Hargreaves' accrued salary of $276,500, together with any interest on any of these amounts since June 30, 2004.

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

Use of Proceeds of Registered Securities.
-----------------------------------------

     Proceeds from the sale of registered securities received during the year ended December 31, 2004, totaled $329,240.48. Approximately $30,000 of these proceeds were utilized to pay a contractor that assisted us in the development of our PHER-02 surfactant; an additional $8,815.93 was utilized for accounting costs; $15,753.03 was paid in attorney's fees; and another $1,213.27 went to pay for the subscriptions, Business Wire fees and bank charges.

     The remaining funds have been deposited into our savings and checking accounts, and will be utilized for day to day expenses and our planned FDA application process regarding PHER-02 through Beckloff.

Holders.
--------

     The number of record holders of our common stock as of March 29, 2005, was approximately 568.

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

     There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2004.

Dividends.
----------

     We have not declared any cash dividends on our common stock, and we do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of our product, PHER-02 and related business opportunities. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Compensation Pursuant to Plans.
-------------------------------

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
approved
by
security
holders

Equity
compen-
sation
plans not      3,125,000                .037                  4,375,000
approved
by
security
holders

Total          3,125,000                                      4,375,000


Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

General.
--------

     We have not commenced planned principal operations, but have made good progress since the end of fiscal 2001,in formulation and stability testing.

     In January, 2001, we were successful in developing improved formulations of our surfactants for PHER-02.

     Our proposed plan of operation is composed of three "stages," each of which coincides with a specific milestone in the process of developing PHER-O2. Each stage, and the projected cost of each, is as follows:

          Stage A (approximately one year): In the first six months, we have completed the development of perfluoro-decalin and the synthetic surfactants that make up PHER-O2, manufactured experimental doses and have performed preliminary animal tests in accordance with FDA and overseas regulations. In the second six months, we will produce optimal quantities and conduct animal safety and efficacy trials in accordance with FDA and overseas requirements. During the course of Stage A, we estimate that our increased technical, administrative, sales/marketing and manufacturing requirements will require us to the hire a few additional employees. Estimated cost is not to exceed $500,000, divided as follows: Completed surfactant formulation (done) and the manufacture of sufficient product for initial testing, (done); animal safety and efficacy trials through a sub-contractor, (done); and administrative, patent and proprietary right protection and marketing costs, $400,000 (in process).


          Stage B (approximately one year [in process): In the second year, we intend to prepare New Drug Applications for FDA and selected foreign governmental approvals. During the course of Stage B, we estimate that we will need to hire a few additional employees. Estimated cost is $5,000,000, divided as follows: Prepare and file United States, European, Chinese and South American New Drug Applications, $600,000; conduct human safety and efficacy trials through a subcontractor in the United States and overseas, $3,200,000; set-up pilot facility, or subcontract, to manufacture small quantities of PHER-O2 for use in testing and in connection with the New Drug Applications, $500,000; submit license applications for use of PHER-O2 in transfusions overseas, $200,000; and administrative, patent and proprietary right protection and marketing costs, $500,000.

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

     Our plan of operation for the next 12 months is to complete the preparation and submission of the U.S. FDA Investigational New Drug Application (IND) to support PHER-02 as a synthetic oxygen carrying product or blood substitute; which will include:

     * A Gap Analysis for the U.S. IND, meaning a Non-clinical Assessment, a Clinical Assessment and a Chemistry, Manufacturing and Controls Assessment
(CMC), preparation for an attendance at a Pre-IND meeting with the FDA, and preparation of a pre-IND briefing document to determine our progress towards the U.S. IND, with the aid and assistance of Beckloff; and

     * A Clinical Program and Study Design(s), meaning clinical experts will be utilized for assessment as well as attendance in the Pre-IND meeting, (if requested, with the aid and assistance of Beckloff.

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

Results of Operations.
----------------------

     Revenues for the calendar years ending December 31, 2004 and 2003 were $15,424 and $9,756, respectively. We had no material operations, except the research and development activities related to our subcontracted research and development of our product.

     We realized a net gain of $907,725, with a gain of $0.01 per share during the calendar year ended December 31, 2004, and a net loss of $(324,531), with a loss of $(.01) per share for the year ending
December 31, 2003. Most of our expense related to the value of equity securities issued by us for services rendered.

     Our research and development expenses were $14,823 in 2004, compared to $63,000 in 2003. The decrease in 2004 was principally the result of our limited capital resources.

Liquidity.
----------

     As of December 31, 2004, we had $304,103 in cash, with $46,198 in current liabilities.

     During the calendar year ended December 31, 2004, we had net expenses of $454,004, while receiving $15,424 in revenues. We received $9,756 in revenues, and had total expenses of $267,286 during the calendar year ended December 31, 2003. Most of these expenses related to the value of equity securities issued by us for services rendered.

     Cash resources at December 31, 2004 and 2003 were $304,103 and $1,973, respectively. Liquidity during 2004 was provided by warrant exercises that resulted in the issuance of 3,241,131 shares for an aggregate gross proceeds of $329,290.48; subsequent to December 31, 2004, additional warrant exercises resulted in the issuance of 993,254 shares for an aggregate gross proceeds of $79,410.32.

Forward Looking Statements.
---------------------------

     Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, and future performance of our business, including, without limitation, (i) our ability to gain a larger share of the synthetic blood industry, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers and distributors, our ability to raise capital, and the growth of the synthetic blood industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Item 7.  Financial Statements.
         ---------------------

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004

                         C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . .  F - 3

Consolidated Balance Sheet . . . . . . . . . . . . . . . .  F - 4

Consolidated Statements of Operations. . . . . . . . . . .  F - 5

Consolidated Statements of Stockholders' Equity  . . . . . .F - 6

Consolidated Statements of Cash Flows. . . . . . . . . . . F - 12

Notes to the Consolidated Financial Statements . . . . . . F - 14

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
Sanguine Corporation and Subsidiary
Pasadena, California

We have audited the accompanying balance sheet of Sanguine Corporation and Subsidiary (a development stage company) as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003 and from inception of the development stage on January 18, 1990 through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanguine Corporation and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and for the period from inception of the development stage January 18, 1990 through December 31, 2004, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit which raises substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 15, 2005

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                                             December 31,
                                                                2004

CURRENT ASSETS

 Cash                                                        $    304,103
                                                             ------------
  Total Current Assets                                            304,103

PROPERTY AND EQUIPMENT, NET (Note 1)                                    -
                                                             ------------
  TOTAL ASSETS                                               $    304,103
                                                             ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Related party payables (Note 3)                              $     4,000
 Accounts payable                                                  32,073
 Accrued compensation (Note 4)                                     10,125
                                                              -----------
  Total Current Liabilities                                        46,198
                                                              -----------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 78,942,904 shares issued and
  outstanding                                                      78,943
 Additional paid-in capital                                     5,517,066
 Deficit accumulated during the development stage              (5,338,104)
                                                              -----------
  Total Stockholders' Equity                                      257,905
                                                              -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   304,103
                                                              ===========

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations

                                                             From Inception of
                                                              the Development
                                                                    Stage
                                                               on January 18,
                                       For the Years Ended      1990 Through
                                         December 31,           December 31,
                                     2004           2003            2004

REVENUE                            $   15,424    $   9,756      $    175,180

OPERATING EXPENSES

 Professional fees                    357,578       97,543         2,665,223
 Research and development              14,823       63,000         1,356,970
 Selling, general and administrative   81,603      106,743         2,338,585
                                   ----------    ---------      ------------
  Total Operating Expenses            454,004      267,286         6,360,778
                                   ----------    ---------      ------------
LOSS FROM OPERATIONS                 (438,580)    (257,530)       (6,185,598)
                                   ----------    ---------      ------------
OTHER INCOME (EXPENSE)

 Interest income                          616            -            28,073
 Interest expense                    (103,814)    (138,142)         (667,466)
 Loss on cash deposit                       -            -           (10,020)
 Gain (Loss) on settlement of debt  1,449,503       71,141         1,496,907
                                   ----------    ---------      ------------
  Total Other Income (Expense)      1,346,305      (67,001)          847,494
                                   ----------    ---------      ------------

NET INCOME (LOSS)                  $  907,725    $(324,531)     $ (5,338,104)
                                   ==========    =========      ============
BASIC INCOME (LOSS) PER SHARE      $     0.02    $   (0.01)
                                   ==========    =========
DILUTED INCOME PER SHARE           $     0.02    $    0.00
                                   ==========    =========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING BASIC AND DILUTED      48,807,880   37,470,947
                                   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Stockholders' Equity

                                                                     Deficit
                                                        Expenses   Accumulated
                                            Additional Prepaid with During the
                              Common Stock     Paid In   Common    Development
                           Shares     Amount   Capital    Stock       Stage
Balance, January 18, 1990
Retroactive restated     1,428,364 $ 1,428 $2,423,214   $     -   ($2,464,642)

Net income from
January 1, 1990 through
January 1, 1991                  -       -          -         -        73,917
                         --------- ------- ----------   -------  ------------
Balance, December 31,
1991                     1,428,364   1,428  2,423,214         -    (2,390,725)

Common stock issued for
services provided at
$0.001 per share             2,720       2          -         -             -

Contributed capital by
officer                          -       -        750         -             -

Net loss for the year
ended December 31,
1992                             -       -          -         -       (77,011)
                         --------- ------- ----------   -------  ------------
Balance, December 31,
1992                     1,431,084   1,430  2,423,964         -    (2,467,736)

Common stock issued to
acquire 94% of outstanding
Stock of Sanguine
Corporation             14,589,775  14,590          -         -       (14,590)

Common stock for cash
at $0.22 per share         510,000     510    109,490         -             -

Net loss for the year
ended December 31,
1993                             -       -          -         -       (92,895)
                        ----------  ------  ---------   -------  ------------
Balance, December 31,
1993                    16,530,859 $16,530 $2,533,454   $     -  $ (2,575,221)
                        ----------  ------  ---------   -------  ------------
The accompanying notes are an integral part of these consolidated financial statements.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Continued)
                                                                     Deficit
                                                        Expenses   Accumulated
                                            Additional Prepaid with During the
                              Common Stock     Paid In   Common    Development
                           Shares     Amount   Capital    Stock       Stage
Balance, December 31,
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

                      SANGUINE CORPORATION
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
                                                                     Deficit
                                                        Expenses   Accumulated
                                            Additional Prepaid with During the
                              Common Stock     Paid In   Common    Development
                           Shares     Amount   Capital    Stock       Stage
Balance, December 31,
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

                      SANGUINE CORPORATION
                  (A Development Stage Company)
         Statements of Stockholders' Equity (Continued)
                                                                     Deficit
                                                        Expenses   Accumulated
                                            Additional Prepaid with During the
                              Common Stock     Paid In   Common    Development
                           Shares     Amount   Capital    Stock       Stage
Balance Forward         28,311,188 $28,312 $1,985,116     $     - $(3,154,027)

Common stock issued for
services at $0.13 per
share                      825,000     825    103,125           -           -

Common stock issued for
services at $0.17 per
share                       50,000      50      8,500           -           -

Common stock issued for
prepaid services at $0.23
per share                  250,000     250     57,250     (57,500)          -

Common stock issued for
commission of private
placement of common
stock                      327,194     327       (327)          -           -

Common stock issued for
acquisition of subsidiary
stock held by minority
shareholders               840,195     840       (840)          -           -

Amortization of prepaid
expenses                         -       -          -      43,125           -

Net loss for the year
ended December 31, 2001          -       -          -           -  (1,037,570)
                        ---------- ------- ----------     ------- -----------
Balance, December 31,
2001                    30,603,577  30,604  2,152,824     (14,375) (4,191,597)

Additional common stock
issued for acquisition
of subsidiary stock held
by minority shareholders
in prior year               70,030      70        (70)          -           -

Common stock issued for
services at $0.06 and
$0.16 per share          1,615,000   1,615     57,122           -           -

Warrants issued for
services                         -       -    989,956           -           -

Common stock issued for
prepaid services at
$0.06 per share          1,700,000   1,700     94,810     (96,510)          -
                        ---------- ------- ----------    -------- -----------
Balance Forward         33,988,607 $33,989 $3,294,642   $(110,885)$(4,191,597)
                        ---------- ------- ----------    -------- -----------

The accompanying notes are an integral part of these consolidated financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
         Statements of Stockholders' Equity (Continued)
                                                                     Deficit
                                                        Expenses   Accumulated
                                            Additional Prepaid with During the
                              Common Stock     Paid In   Common    Development
                           Shares     Amount   Capital    Stock       Stage
Balance Forward         33,988,607 $33,989 $3,294,642   $(110,885)$(4,191,597)

Common stock issued for
cash less warrants
exercised at $0.06-$0.13
per share                  500,000     500    103,125           -           -

Common stock issued for
exercise of warrants for
cash at $0.08 per share    310,000     310     24,490           -           -

Amortization of prepaid
expenses                         -       -          -      14,375           -

Net loss for the year
ended December 31, 2002          -       -          -           -  (1,729,701)
                        ---------- ------- ----------   --------- -----------
Balance, December 31,
2002                    34,798,607  34,799  3,422,257     (96,510) (5,921,298)

Common stock issued for
cash-less option
exercise at $0.03 and
$0.04 per share for
services and prepaid
services                   625,000     625     23,375     (19,231)          -

Common stock issued for
services at $0.03-$0.11
per share                  150,000     150      9,038           -           -

Common stock issued for
debt at $0.03 and $0.02
per share                2,063,369   2,063     52,964           -           -

Common stock issued for
debt and prepaid
expenses at $0.08 per
share                    1,000,000   1,000     79,000     (62,943)          -

Amortization of prepaid
expenses                         -       -          -     115,741           -

Net loss for the year
ended December 31, 2003          -       -          -           -    (324,531)
                        ---------- ------- ----------   --------- -----------
Balance, December 31,
2003                    38,636,976 $38,637 $3,586,634   $ (62,943)$(6,245,829)
                        ---------- ------- ----------   --------- -----------


The accompanying notes are an integral part of these consolidated financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
         Statements of Stockholders' Equity (Continued)
                                                                     Deficit
                                                        Expenses   Accumulated
                                            Additional Prepaid with During the
                              Common Stock     Paid In   Common    Development
                           Shares     Amount   Capital    Stock       Stage
Balance Forward         38,636,976 $38,637 $3,586,634   $ (62,943)$(6,245,829)

Common stock issued for
cash-less option
exercise at $0.06 and
$0.08 per share for
services                 3,528,666   3,529    246,192           -           -

Common stock issued for
services at $0.26
per share                  150,000     150     38,850           -           -

Common stock issued for
debt at $0.04 and $0.07
per share               33,302,502  33,302  1,319,425           -           -

Common stock issued for
Cash at $0.08-$0.15
per share                3,241,131   3,241    326,049           -           -

Common stock issued for
Cash-less warrant exercise
at  $0.28 per share         83,629      84        (84)          -           -

Net income for the year
ended December 31, 2004          -       -          -           -     907,725
                       ----------- ------- ----------  ----------  ----------
Balance,
December 31, 2004       78,942,904 $78,943 $5,517,066  $  (62,943)$(5,338,104)
                       =========== ======= ==========  ========== ===========


The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows


                                                             From Inception of
                                                              the Development
                                                                    Stage
                                                               on January 18,
                                       For the Years Ended      1990 Through
                                         December 31,           December 31,
                                     2004           2003            2004
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                  $   907,725  $ (324,531)     $ (5,338,104)
 Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Depreciation and amortization               -           -             4,609
  Common stock issued for services      268,884      13,956         2,434,211
  Interest on beneficial conversion
  feature                                     -           -            25,000
  Legal expense related to beneficial
  conversion feature                          -           -             3,750
  Note payable issued for services            -           -           727,950
  (Gain) Loss on extinguishments of
  debt                                  (51,422)    (71,141)          (98,826)
  Gain on conversion of debt to
  equity                             (1,398,081)          -        (1,398,081)
  Recognition of prepaid expenses and
  expenses prepaid with common stock     62,943     115,741           456,184
 Changes in assets and liabilities:
  Increase in accounts payable and
  related party payables                  7,459       8,066           350,661
  Increase in accrued interest payable  103,814     139,289           547,279
  Increase in accrued liabilities         7,756           -            10,125
  Increase in customer deposits          45,000           -            45,000
  Increase in accrued salaries                -      96,000           844,000
                                       --------  ----------    --------------
   Net Cash Used by Operating
   Activities                           (45,922)    (22,620)       (1,386,242)

CASH FLOWS FROM INVESTING ACTIVITIES

 Cash paid for fixed assets                   -           -            (4,609)
                                       --------  ----------    --------------
   Net Cash Used by Investing
   Activities                                 -           -            (4,609)
                                       --------  ----------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from warrant conversion       329,290           -           329,290
 Proceeds from notes payable and notes
 payable-related party                   18,762      24,000           212,139
 Payments on notes payable and notes
 payable related party                        -        (800)           (9,400)
 Proceeds from issuance of convertible
 debentures                                   -           -            40,000
 Contributed capital                          -           -               750
 Common stock issued for cash                 -           -         1,122,175
                                       --------  ----------    --------------
  Net Cash Provided by Financing
  Activities                            348,052      23,200         1,694,954
                                       --------  ----------    --------------
NET INCREASE (DECREASE) IN CASH         302,130         580           304,103

CASH AT BEGINNING OF YEAR                 1,973       1,393                 -
                                       --------  ----------    --------------
CASH AT END OF YEAR                    $304,103  $    1,973    $      304,103
                                       ========  ==========    ==============

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)


                                                             From Inception of
                                                              the Development
                                                                    Stage
                                                               on January 18,
                                       For the Years Ended      1990 Through
                                         December 31,           December 31,
                                     2004           2003            2004
SUPPLEMENTAL SCHEDULE OF CASH FLOW
ACTIVITIES

CASH PAID FOR:

  Interest                          $       -       $       -      $        -
  Income taxes                      $       -       $       -      $        -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services
  rendered                          $  268,884      $  13,956      $2,434,211
  Interest on beneficial conversion
  feature                           $        -      $       -      $   25,000
  Legal expense related to beneficial
  conversion feature                $        -      $       -      $    3,750
  Notes payable issued for services $        -      $       -      $  727,950
  Common stock issued for prepaid
  services                          $        -      $  82,174      $  236,284
  Common stock issued for debt      $2,822,067      $       -      $2,822,067

The accompanying notes are an integral part of these consolidated financial statements.
                               F-13

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

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

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     c.  Basic and Diluted Income (Loss) Per Share

     The computation of basic inome (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

                                         For the Years Ended
                                                December 31,
                                        2004                  2003

     Loss/Income (numerator)       $      907,725          $      (324,531)
     Shares (denominator)              40,051,302               37,470,947
     Per share amount              $         0.02          $         (0.01)


     The computation of diluted income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

                                     For the Year
                                       Ended
                                     December 31,
                                        2004

     Loss/Income (numerator)       $      907,725
     Shares (denominator)              48,807,880
     Per share amount              $         0.02

     The Company's outstanding stock options have been excluded from the basic net loss per share calculation for December 31, 2003 as they are anti-dilutive.

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

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

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

     Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:


                                          2004                2003

     Deferred tax assets:
          NOL Carryover            $      876,960      $    1,412,065
          Accrued Officer Salary                -              51,115
          Related Party Interest                -             329,160
                                   --------------      --------------
                                                -           1,792,340
          Deferred tax liabilities:
          Valuation allowance      $     (876,960)     $   (1,792,340)
                                   --------------      --------------
          Net deferred tax asset   $            -      $            -
                                   ==============      ==============

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     e.  Income Taxes (Continued)

                                                    2004            2003
          Book Income                        $     370,703     $ (126,605)
          NOL carryforward                        (535,105)             -
          Accrued Interest                               -          1,355
          Accrued Salaries                               -         37,440
          Stock for Services/Options Expense       164,402         50,585
          Other                                          -            (40)
          Valuation Allowance                            -         37,265
                                              ------------     ----------
                                              $          -     $        -
                                              ============     ==========

     At December 31, 2004, the Company had net operating loss carryforwards of approximately $2,200,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

     g.  Property and Equipment

     Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized.
     Depreciation is computed using the straight-line method over estimated useful lives, which range between 3 to 5 years. As of December 31, 2004, all property and equipment was fully depreciated.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     h. Revenue Recognition

     Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured.

     i.  Newly Adopted Accounting Pronouncements

     On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     i.  Newly Adopted Accounting Pronouncements (Continued)

     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

     In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

     The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

     j.  Equity Securities

     Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

                     SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

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

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 2 - MINORITY INTEREST (Continued)

     In November 2001 Sanguine Corporation (Nevada) acquired the remaining 386,800 shares of Sanguine Corporation (California) through the issuance of 840,195 shares of common stock. As of that date, Sanguine Corporation (California) was dissolved and is operating as a foreign entity in California.

NOTE 3 - RELATED PARTY TRANSACTIONS, DEBT CANCELLATION, CONTRIBUTION AND STOCK ISSUANCES

     Related party payables at December 31, 2004 represents amounts owed to officers of the Company for reimbursement of expenses paid of $4,000.

     During the year ended December 31, 2004, the Company authorized the issuance of an aggregate of 32,777,266 shares of the Company's common stock for: (i) the cancellation of certain debts in the amount of $1,313,144, and (ii) the contribution to capital of accrued salary and interest on debt by members of management in the amount of $1,327,630. An additional 3,280,000 shares of common stock were authorized to be issued for services rendered to the Company. The issuance of these shares is reflected in these financial statements.

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

     Future minimum lease payments under this non-cancelable operating lease are $7,364 through April 2004. Currently the lease is on a month-to-month basis.

     Rent expense was $24,556 and $22,127 for the years ended December 31, 2004 and 2003, respectively.

     Employment Agreements

     Beginning the quarter ended September 30, 2004, the CEO, CFO and Vice President are each entitled to receive 12,500 shares of common stock of the company ("restricted securities") such compensation is to be paid quarterly.

     As of December 31, 2004, a total of $10,125 in salaries has been accrued.

                     SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 4 -  COMMITMENTS AND CONTINGENCIES (Continued)

     License Agreements

     During February and April, 2002, the Company entered into two 25 year exclusive license agreements with two entities by granting the exclusive license rights to its PHER-02 product and associated processes and technologies. These entities had been granted these exclusive licenses for Asia, including the People's Republic of China, Thailand, Laos, Cambodia, Vietnam, Singapore, Malaysia, Indonesia, North Korea, Burma, Mongolia and Taiwan; and one for South America.

     On September 29, 2004, we terminated Ascendiant-Asia's Exclusive License Agreement for failure to meet minimum production or to pay royalties due pursuant to the terms of that Exclusive License Agreement. Also, on September 29, 2004, we terminated Ascendiant-South America's Exclusive License Agreement for failure to meet minimum production or to pay royalties due pursuant to the terms of that Exclusive License Agreement.

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

NOTE 6 - STOCK OPTIONS AND WARRANTS

     During January and March 2003, the Company issued options to purchase 1,625,000 shares of common stock to non-employees for services. The options were exercisable at $0.04 per share and were immediately exercised upon issuance in payment of services. As the options were exercised immediately, no expense was recognized upon grant.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 6 - STOCK OPTIONS AND WARRANTS (Continued)


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

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 6 -  STOCK OPTIONS AND WARRANTS (Continued)

     A summary of the status of the Company's outstanding stock options as of December 31, 2004 and 2003 and changes during the years then ended is presented below:


                                         2004                    2003
                                               Weighted               Weighted
                                                Average                Average
                                               Exercise               Exercise
                                  Shares         Price     Shares       Price
   Outstanding, beginning of
   year                        10,997,709  $ 0.15    10,997,709   $ 0.30
   Granted                              -       -     1,625,000     0.04
   Expired/Cancelled                    -       -             -        -
   Exercised                   (2,241,131)   0.08    (1,625,000)    0.04
                               ----------  ------    ----------   ------
   Outstanding end of year      8,756,578  $ 0.15    10,997,709   $ 0.15
                               ==========  ======    ==========   ======
   Exercisable                  8,756,578  $ 0.15    10,997,709   $ 0.15
                               ==========  ======    ==========   ======

                              Outstanding                   Exercisable

                                Weighted
                     Number      Average   Weighted   Number    Weighted
                 Outstanding    Remaining  Average  Exercisable  Average
       Range of  at December Contractual  Exercise at December Exercise
 Exercise Prices  31, 2004        Life     Price     31, 2004    Price

     $     0.13    470,642        2.23     $  0.13     470,642     $  0.13
           0.35  1,799,567         .16        0.35   1,799,567        0.35
      0.07-0.15  6,486,369         .90        0.10   6,486,369        0.10
     ----------  ---------       -----     -------   ---------     -------
     $0.07-0.35  8,756,758         .69     $  0.15   8,756,578     $  0.15
                ==========       =====     =======  ==========     =======

                     SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 7 -  GOING CONCERN

     The Company's financial statements are prepared using United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses, which have resulted in an substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company's management has taken certain steps to maintain its operating and financial requirements in an effort to enable the Company to continue as a going concern until such time that revenues are sufficient to cover expenses, including:

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

NOTE 8 - PREPAID EXPENSES AND EXPENSES PREPAID WITH COMMON STOCK

       During December 2003, the Company issued 1,000,000 shares of common stock for debt and prepaid services valued at $80,000.

       During the years ended at December 31, 2004 and 2003, the Company recognized $62,943 and $115,741 of consulting expense related to these agreements, respectively.

NOTE 9 - EXTINGUISHMENT OF LIABILITIES

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

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 9 - EXTINGUISHMENT OF LIABILITIES (Continued)

       During 2004, the Company extinguished various notes, accounts payable and accrued expenses (see Note 3).

       The Company recognized a total of $1,449,503 at December 31, 2004 in other income related to these extinguishments.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     We changed accountants, from Tanner + Company, Inc. on December 11, 2003. The new accounting firm is HJ Associates & Consultants, LLP. For additional information about our change of accountants, see our 8-K Current Report dated December 11, 2003, as amended, which is incorporated herein by reference. See
Part III, Item 13.

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

Item 8(b).  Other Information.
------------------------------

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

David E. Nelson, CPA        Director               3/96              *
                            Chief Financial        3/96              *
                            Officer
                            Secretary/Treasurer    6/03              *

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

Craig Morrison, M.D.        Member               10/00               *

Leon Cass Terry, M.D.,      Member               10/00               *
Ph.D.

Herbert J. Meiselman,       Member               10/00               *
Sc.D.

Joseph P. O'Malley, M.D.    Member                6/01               *

Robert Kwun, M.D.           Member               12/04               *

Business Experience.
--------------------

     Thomas C. Drees, Ph.D., MBA, Chairman, President, CEO and a Director. Dr. Drees, age 76, is the founder of Sanguine California. Dr. Drees was Vice President and General Manager of Abbott Scientific Products Division, collector of blood plasma derivatives and manufacturer of human blood derivatives from 1973 to 1978. From 1978 to 1984, he was the President and CEO of Alpha Therapeutics Corporation, a subsidiary of Green Cross Corporation of Japan and the developer of Fluosol DA 20, the only FDA-approved synthetic blood product. For 29 years, Dr. Drees has been involved at top management levels with the collection, manufacture and marketing of human blood plasma derivatives. He has written many publications on the subject, including the widely-acclaimed book "Blood Plasma: The Promise and the Politics," Ashley Books, New York, 1983.

     David E. Nelson, CPA, Chief Financial Officer and Director. Mr. Nelson, age 61, received a B.S. degree in accounting from the University of Utah in 1966. He has over 20 years' experience in operations, finance and regulatory compliance of stock brokerage firms. He is the past President of Covey & Company, Inc., a broker/dealer formerly registered with the Securities and Exchange Commission. Mr. Nelson has been a member of the NASD's Board of Arbitrators, the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

     Edward L. Kunkel, Esq., Director.  Mr. Kunkel is 57 years of age.
He graduated with a Juris Doctor degree from the University of Southern California in 1973. From 1973 to 1978, he practiced law with the firm of Karns & Karabian in Los Angeles, California. From 1978 to the present, he has practiced educational law, real estate law and general business law in his own firm. Mr. Kunkel is a member of the State Bar of California, the Los Angeles County Bar Association and the National School Board Attorneys' Association. He has also been a licensed real estate broker since 1979.

     Craig Morrison, M.D., Advisory Board Member, is 62 years of age, and practices at the Brigham Young Student Health Center. He has been an attending and consulting staff general surgeon since 1978 at the following hospitals: Utah Valley Regional Medical Center, Orem Community Hospital, Colombia Mountain View Hospital and Central Valley Hospital. Dr. Morrison received his Doctor of Medicine Degree from the University of Oregon Medical School in 1970, followed by a pediatric internship and surgical residency at the University of Southern California-Los Angeles County Hospital and the Huntington Memorial Hospital in 1975.

     Leon Cass Terry, M.D., Ph.D., Advisory Board Member, is 63 years of age, and joined the Medical College of Wisconsin as a Professor of Neurology and Professor of Physiology in 1989, and has recently retired. Focusing on his professorial duties, Dr. Terry recently stepped down from his position as the Chairman of Neurology, which he held from June of 1989 to May, 2000. During his tenure, Dr. Terry was the Associate Dean for Ambulatory Care from January, 1997 to March, 1998, and was the Chief of Staff from January, 1997 to January, 1999. He also held previous teaching and professional positions as a Research Scientist for the University of Michigan, Institute of Gerontology; Professor of Neurology and Associate Professor of Physiology and Neurology at the University of Michigan; and Associate Professor of Neurology at the University of Tennessee Center for Health Sciences. Dr. Terry earned his Doctorate of Pharmacology from the University of Michigan, his Doctor of Medicine from Marquette University Medical School, his Ph.D. in Experimental Medicine from McGill University Medical School and his Master of Business Administration from the University of South Florida. Dr. Terry has authored over 100 peer-reviewed articles, abstracts and book chapters in well known and respected publications. He was also principal or co-investigator on over 30 grants from the National Institute of Health, various pharmaceutical companies, philanthropic donations and others. He has also conducted clinical trials in various neurologic disorders.

     Herbert J. Meiselman, Sc.D., Advisory Board Member, is 64 years of age. He is an active Professor and Vice Chairman of the University of Southern California School of Medicine, Department of Physiology and Biophysics. Professor Meiselman graduated from Michigan Technical University with a BS degree in 1962. He received a Sc.D. degree from the Massachusetts Institute of Technology in 1965. As a Research Fellow at the California Institute of Technology, he studied in-vivo microcirculatory blood flow from 1966 to 1968. In 1968, he expanded his research studies to include in-vivo blood rheology, a program jointly administered by the California Institute of Technology and the University of Southern California Medical School. Since 1972, Dr. Meiselman's research at the University of Southern California has been concentrated in the areas of blood rheology and the physical behavior of red blood cells and white blood cells. He has authored or co-authored over 300 papers on numerous blood-related topics.

     Joseph P. O'Malley, M.D., Advisory Board Member, is 73 years of age. Mr. O'Malley graduated from Harvard Medical School, cum laude, served 25 years with the National Institute of Health and the Federal Drug Administration and 15 years with the American Red Cross as Regulatory Head of blood services.

     Robert Kwun, M.D., Advisory Board Member, is 39 years of age. He graduated from Harvard University, and then received his medical degree from Columbia University, in New York. His clinical training includes Columbia University's Manhattan Eye Ear and Throat Hospital, Los Angles Children's- USC Medical Center, the Doheny Eye Institute and New York's St. Vincent's Hospital.

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

Audit Committee.
----------------

     We do not have an audit committee separate from our Board of Directors because of our present limited operations.

Code of Ethics.
---------------

     We have adopted a Code of Ethics which was attached as Exhibit 14 to our 2002 Annual Report on Form 10-KSB. See Part III, Item 13.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

     The following table shows the aggregate compensation that we have paid to our directors and executive officers for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
Thomas C.
Drees, Ph.D,12/31/04    *     0     0     0      *     0   0
MBA, CEO,   12/31/03    *     0     0     0      0     0   0
President   12/31/02    *     0     0     0      0     0   0
and Chairman
of the Board

David E.
Nelson, CPA 12/31/04    0     0     0      0     *     0   0
CFO and     12/31/03    0     0     0      0     0     0   0
Director    12/31/02    0     0     0      0     0     0   0

Edward L.
Kunkel, Esq.12/31/04    0     0     0     0      *     0   0
Director    12/31/03    0     0     0     0      0     0   0
            12/31/02    0     0     0     0      0     0   0


                * Commencing with the quarter ended December 31, 2004, members of our Board of Directors will be paid 12,500 shares of common stock per quarter for all services rendered to us in lieu of an employment contracts. See
                    Part III, Items 12 and 13, below.

Bonuses and Deferred Compensation.
----------------------------------

    See the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" below.

Compensation Pursuant to Plans.
-------------------------------

     See the heading "Compensation of Directors" below. Also see the heading "Compensation Pursuant to Plans" in Part II, Item 5, above.

Pension Table.
--------------

     None; not applicable.

Other Compensation.
-------------------

     Other than as discussed below under the heading "Compensation of Directors," we have no other compensation arrangements with any of our directors or executive officers or our Advisory Board and Applications members.

Compensation of Directors.
--------------------------

     In 2001, the Board of Directors authorized 25,000 shares of our common stock that are "restricted securities" under Rule 144 to be issued per each quarter of service for members of our Medical Advisory and Applications Board, with the exception of Robert Kwun, M.D., who is to be paid 50,000 shares per quarter, commencing in 2005.

     Commencing with the fourth quarter ended September 30, 2004, the Board of Directors authorized 25,000 shares of our common stock that are "restricted securities" under Rule 144 per each quarter of service for members of our Board of Directors.

Employment Contracts.
---------------------

    Except as stated above, there are no employment arrangements with our directors or executive officers.

Termination of Employment and Change of Control Arrangements.
-------------------------------------------------------------

     We have no special arrangements involving any change of control of our company or termination of any director, executive officer or Medical Advisory and Applications Board member.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act, have been duly filed. However, the following filings were filed later than their due dates by our directors, executive officers or 5% stockholders:

                                            Date Report        Date Report
Filer                 Transaction               Due               Filed
-----                 -----------               ---               -----


S. C. S., Inc.        Acquisition of            12/01/03         05/12/04
                      1,000,000 shares

Edward L. Kunkel      Acquisition of            09/29/04         10/19/04
Esq.                    250,000 shares
Director

Thomas C. Drees       Acquisition of            09/29/04         10/19/04
Ph.D.                31,604,000 shares
Director and President

David E. Nelson       Acquisition of            09/29/04         10/19/04
CPA                     564,294 shares
Director, CFO,
Secretary/Treasurer


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the Annual Report:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------


                                         Number of Shares        Percent
Name and Address                        Beneficially Owned       of Class*
----------------                        ------------------       --------

Thomas C. Drees, Ph.D., MBA                   40,203,133            50.2%
101 East Green Street, #11
Pasadena, California  91105

David E. Nelson, CPA                             454.294              .0056%
528 14th Avenue
Salt Lake City, Utah  84103

Edward L. Kunkel, Esq.                           250,000              .003%
16 N. Marengo Ave, #517
Pasadena, California  91103
                                               ---------            -----
All directors and officers as a group         40,907,427            51.1%
(three persons)

               * Based upon 80,012,844 shares of outstanding common stock.

                         FIVE PERCENT STOCKHOLDERS
                         -------------------------


                                         Number of Shares         Percent
Name and Address                        Beneficially Owned       of Class *
----------------                        ------------------       --------
Thomas C. Drees, Ph.D., MBA                   40,203,133            50.2%
101 East Green Street, #11
Pasadena, California  91105
                                              ----------            -----
Total of all five percent                     40,203,133            50.2%
stockholders

               * Based upon 80,012,844 shares of outstanding common stock.

Changes in Control.
-------------------

     To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     An unsecured note payable to an officer of our Company (our President) due on demand, payable through the issuance of 1,600,000 shares of common stock as repayment for personally held shares of that officer that were issued as payment of a Company obligation. The face value of the note of $699,200 was based on the market price per share on the date of transfer by the officer. Interest was computed at 12% per annum.

     An unsecured note payable to an officer of our Company (our President), due on demand, payable through issuance of 1,000,000 shares of common stock as repayment for personally-held shares of that officer that were issued as payment of a Company obligation. The face value of the note of $220,000 was based on the market price per share on the date of transfer by the officer. Interest was computed at 12% per annum.

     Unsecured notes payable to an officer of our Company (our President) in the amount of $198,943, due on demand, with interest at 12% per annum.

     Accrued interest on related party notes totaled $        at September 30,
2004, while interest expense on the related party notes totaled $          and
$131,059 for the years ended December 31, 2004 and 2003, respectively.

     Related party payables at December 21, 2003 includes amounts owed to an officer (our President) of the Company for reimbursement of expenses paid of $150,821.

     The foregoing debts and obligations were resolved during the year ended December 31, 2004, as discussed below.

     Thomas C. Drees, Ph.D., MBA, our Company's President, CEO and a Director agreed to exchange $1,264,160 of debt owed to him by us for 31,604,000 shares of our common stock that are "restricted securities" under Rule 144 of the Securities and Exchange Commission; and Dr. Drees also agreed to contribute to capital his accrued salary of $497,500 and interest on the debt owed to him by us in the amount of $453,630, together with any interest on any of these amounts since June 30, 2004, effective September 29, 2004.

     The Anthony and Audrey Hargreaves Trust (the "Trust") agreed to exchange $36,984 of debt owed by us to Mr. Hargreaves prior to his death for 924,600 shares of our common stock that are "restricted securities" under Rule 144 of the Securities and Exchange Commission; and the Trust also agreed to contribute to capital Mr. Hargreaves' accrued salary of $276,500, together with any interest on any of these amounts since June 30, 2004, effective September 29, 2004.

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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.
--------------------

     See below, for Exhibits that are incorporated herein by reference.

Exhibits Incorporated by Reference.*
------------------------------------
          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

10-KSB for the fiscal year ended           Part I, Item 1
December 31, 2002.**

10-KSB for the fiscal year ended            Part I, Item 1
December 31, 2003.**

8-K/A Current Report dated                  Part II, Item 8
December 11, 2003.**

8-K Current Report dated                    Part I, Item 1 &
September 29, 2004.**                       Part III, Item 12

8-K Current Report dated                    Part I, Item 1
November 17, 2004.**

          (ii)

Exhibit
Number
Description
------               -----------
 23.1         Consent of HJ Associates & Consultants, LLP

 31.1         302 Certification of Thomas C. Drees, Ph.D.

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

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2004, and December 31, 2003:

     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $23,500        $6,149

     Audit-related fees                $     0        $    0

     Tax fees                          $     0        $    0

     All other fees                    $     0        $    0

     Total fees                        $23,500        $6,149

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




Date: 5/5/2005                       By /s/ Thomas C. Drees
      ---------------                    -------------------------------------
                                         Thomas C. Drees, Ph.D., MBA
                                         CEO, President and Chairman of the
                                         Board of Directors

Date: 5/5/2005                       By /s/ David E. Nelson
      ---------------                   -------------------------------------
                                        David E. Nelson, CPA
                                        CFO and Director

Exhibit 23.1

HJ Associates and Consultants, LLP [Letterhead]

             Consent of Independent Public Accountants


The Board of Directors
Sanguine Corporation

We consent to the incorporation by reference in the registration statement No. 333-102389 on Form S-8 of Sanguine Corporation filed on January 7, 2003, and in the registration statement No. 333-87140 on Form S-3 of Sanguine Corporation filed on April 29, 2002, of our reports dated March 23, 2004, and
April   , 2005, relating to the financial statements of Sanguine Corporation as of December
31, 2004, 2003 and 2002, which reports appear in the December 31, 2004, 2003 and 2002 annual reports on Form 10-KSB of Sanguine Corporation.

We consent only to the reference of our reports as they relate to Item 3 of Form S-8 and Item 12 of Form S-3, as documents filed pursuant to Section 15(d) of the Securities Exchange Act of 1934 subsequent to the filing of the documents, but prior to the filing of a post-effective amendment which indicates that all securities offered have been sold or which deregisters the remaining unsold underlying shares. We did not perform review procedures with respect to the initial filings of these registration statements on Forms S-8 and S-3 as we were not auditors of record.


HJ Associates & Consultants, LLP
April , 2005
Salt Lake City, Utah