Form 10QSB
period 2005-03-31
SANGUINE CORP
filed 2005-05-26
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

                              March 31, 2005

                                80,012,844
                                ----------

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

              March 31, 2005 and December 31, 2004

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                         Balance Sheets



                              ASSETS

                                            March 31,        December 31,
                                               2005              2004
                                           (Unaudited)
CURRENT ASSETS

     Cash                                  $  337,551       $ 304,103
                                           ----------       ---------
          Total Current Assets                337,551         304,103
                                           ----------       ---------
PROPERTY AND EQUIPMENT, NET                     1,466               -
                                           ----------       ---------
          TOTAL ASSETS                     $  339,017       $ 304,103
                                           ==========       =========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

     Related party payables              $      4,000       $   4,000
     Accounts payable                          11,103          32,073
     Accrued compensation                      20,250          10,125
                                         ------------       ---------
          Total Current Liabilities            35,353          46,198
                                         ------------       ---------
STOCKHOLDERS' DEFICIT

     Common stock: 100,000,000
       shares authorized of $.001
       par value, 80,012,844 and
       78,942,904 shares
       outstanding, respectively               80,013          78,943
     Additional paid-in capital             5,598,391       5,517,066
     Accumulated deficit during
       the development stage               (5,374,740)     (5,338,104)
                                         ------------      ----------
     Total Stockholders' Equity               303,664         257,905
                                         ------------      ----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT          $    339,017      $  304,103
                                         ============      ==========


The accompanying notes are an integral part of these financial statements.

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                Development
                                                                  Stage on
                                                                 January 18,
                               For the Three Months Ended        1990 Through
                                      March 31,                   March 31,
                                   2005            2004             2005

REVENUE                           $   1,019     $     4,863    $    176,199
                                  ---------     -----------    ------------
OPERATING EXPENSES

     Professional Fees               18,052               -       2,683,275
     Research and Development             -               -       1,356,970
     Selling, general and
     administrative                  21,474          86,495       2,360,059
                                  ---------     -----------    ------------
       Total Operating Expenses      39,526          86,495       6,400,304
                                  ---------     -----------    ------------
LOSS FROM OPERATIONS                (38,507)        (81,632)     (6,224,105)
                                  ---------     -----------    ------------
OTHER INCOME (EXPENSE)

     Interest income                  1 871               -          29,944
     Interest expense                     -         (34,341)       (667,466)
     Loss on cash deposit                 -               -         (10,020)
     Gain on settlement of debt           -               -       1,496,907
                                  ---------     -----------    ------------
          Total Other Income
          (Expense)                   1,871         (34,341)        849,365
                                  ---------     -----------    ------------
NET LOSS                          $ (36,636)    $  (155,973)   $ (5,374,740)
                                  =========     ===========    ============
BASIC LOSS PER SHARE              $   (0.00)    $     (0.00)
                                  =========     ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING           79,826,113      38,636,976
                                 ==========     ===========

The accompanying notes are an integral part of these financial statements.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)

                                                             From Inception of
                                                                Development
                                                              Stage on January
                                For the Three Months Ended    18, 1990 through
                                        March 31,                  March
                                   2005          2004            31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                        $  (36,636)  $  (115,973)  $ (5,364,615)
     Adjustments to reconcile net
       loss to net cash used
       by operating activities:
          Depreciation and amortization      25             -          4,634
          Equity instruments issued
          for services                        -             -      2,434,211
          Interest on beneficial
          conversion feature                  -             -         25,000
          Legal expense related to
          beneficial conversion feature       -             -          3,750
          Note payable issued for services    -             -        727,950
          Gain on extinguishments of debt     -             -        (98,826)
          Gain on conversions of debt
          to equity                           -             -     (1,398,081)
          Recognition of prepaid
          expenses and expenses prepaid
          with common stock                   -        62,943        456,184
     Changes in assets and liabilities:
          Decrease in prepaid expenses        -             -
          Decrease in accounts payable
          and related party payables    (11,370)            -        339,291
          Increase in accrued interest
          payable                             -        34,341        547,279
          Increase in accrued
          liabilities                    10,125             -         30,375
          Increase in customer deposits       -             -         45,000
          Increase in accrued salaries        -        15,000        844,000
                                       --------      --------     ----------
               Net Cash Used by
               Operating Activities     (37,856)       (3,689)    (1,424,098)
                                       --------      --------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Cash paid for fixed assets          (1,491)            -         (6,100)
                                       --------      --------     ----------
               Net Cash Used by
               Investing Activities      (1,491)            -         (6,100)
                                       --------      --------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from warrant conversion    72,795             -        402,085
     Proceeds from notes payable and
       notes payable-related party            -         2,700        212,139
     Payments on notes payable and
       notes payable-related party            -             -         (9,400)
     Proceeds from issuance of
       convertible debentures                 -             -         40,000
     Contributed capital                      -             -            750
     Common stock issued for cash             -             -      1,122,175
                                       --------      --------     ----------
          Net Cash Provided by
          Financing Activities           72,795         2,700      1,767,749
                                       --------      --------     ----------
NET INCREASE (DECREASE) IN CASH         33,448          (989)       337,551

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                     304,103         1,973              -
                                       --------      --------     ----------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD                              $337,551      $    984     $  337,551
                                       ========      ========     ==========

The accompanying notes are an integral part of these financial statements.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
               Statements of Cash Flows (Continued)


                                                             From Inception of
                                                                Development
                                                              Stage on January
                                For the Three Months Ended    18, 1990 through
                                        March 31,                  March
                                   2005          2004            31, 2005

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:

 Interest                         $       -       $         -   $         -
 Income taxes                     $       -       $         -   $         -

NON-CASH FINANCING ACTIVITIES

Common stock issued for debt
Conversion                        $   9,600       $         -   $     9,600
Equity instruments issued for
services rendered                 $       -       $         -   $ 2,434,211
Interest on beneficial conversion
feature                           $       -       $         -   $    25,000
Legal related to beneficial
conversion feature                $       -       $         -   $     3,750
Notes payable issued for services $       -       $         -   $   727,950
Common stock issued for prepaid
services                          $       -       $         -   $   236,284


The accompanying notes are an integral part of these financial statements.

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
              March 31, 2005 and December 31, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

                      SANGUINE CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
               March 31, 2005 and December 31, 2004

NOTE 3 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2005, there was $4,000 in related party notes payables.

NOTE 4 - STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options as of March 31, 2005 and December 31, 2004 and changes during the periods then ended is presented below:


                                           Outstanding    Exercisable

                                              Weighted
                                     Number    Average     Number
                                 Outstanding Remaining  Exercisable
              Range of             at March  Contractual  at March
              Exercise Prices      31, 2005     Life      31, 2005
               $    0.1275         470,642       1.5      470,642
                    0.08         2,476,429       1.5    2,476,429
                    0.125          150,000       1.9      150,000
                    0.028           30,000       2.0       30,000
                                ----------             ----------
                                 3,127,071              3,127,071
                                ==========             ==========

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

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits.
-------------------

          Exhibits.

               Form 10-KSB Annual Report for the
               Year ended December 31, 2004.*

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

                                      SANGUINE CORPORATION

Date: 5/25/05                        By:/s/Thomas C. Drees, Ph.D.
     ---------                          -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors



Date: 5/25/05                        By:/s/David E. Nelson
     ---------                          -------------------------------------
                                        David E. Nelson
                                        CFO and Director