Form 10QSB/A
period 2005-03-31
SANGUINE CORP
filed 2005-05-27
CIK 926287

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
                                ==========             ==========

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

General.
--------

     We have not commenced planned principal operations, but have made good progress since the end of fiscal 2001, in formulation and stability testing.

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

Results of Operations.
----------------------

     Revenues for the quarters ended March 31, 2005 and 2004 were $1,019 and $4,863, respectively. We had no material operations, except the research and development activities related to our subcontracted research and development of our product.

     We realized a net loss of ($36,636), with a loss of $0.00 per share during the quarter ended March 31, 2005, and a net loss of $(155,973), with a loss of $(.00) per share for the quarter ended March 31, 2004. Most of our expense related to the value of equity securities issued by us for services rendered.

Liquidity.
----------

     As of March 31, 2005, we had $337,551 in cash, with $25,228 in current liabilities.

     During the quarter ended March 31, 2005, we had net expenses of $29,401, while receiving $1,019 in revenues. We received $4,863 in revenues, and had total expenses of $86,495 during the quarter ended March 31, 2004. Most of these expenses related to the value of equity securities issued by us for services rendered.

     Cash resources at March 31, 2005 and December 31, 2004 were $337,551 and $304,103, respectively. Liquidity during the first quarter 2005 was provided by warrant exercises that resulted in the issuance of 993,254 shares for an aggregate gross proceeds of $79,460.32.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

Leonard W. Burningham         1/13/2005        200,000*

Joseph Trabaccone             1/13/2005        100,000*

Todd Kinney                   1/13/2005        100,000*

William P. Archer             1/13/2005        100,000*

Robert S. Howell              1/13/2005         46,627*

SCS, Inc.                     1/13/2005        160,000**

Susan Johnston                1/31/2005        100,000*

James R. Dunn                 1/31/2005        100,000*

Joseph Trabaccone             2/9/2005          90,000*

Robert Kwun                   2/9/2005          73,313*

Longevity Laboratories        4/4/2005          12,500***

Craig Morrison                4/4/2005          12,500***

Herbert J. Meiselman          4/4/2005          12,500***

Robert Kwun                   4/4/2005          50,000***

Joseph Trabaccone             4/7/2005          83,314*

Thomas C. Drees               4/15/2005         12,500***

Thomas C. Drees               4/15/2005         12,500***

David E. Nelson               4/15/2005         12,500***

David E. Nelson               4/15/2005         12,500***

Edward L. Kunkel              4/15/2005         12,500***

Edward L. Kunkel              4/15/2005         12,500***

     * Issued at $0.08 per share on the exercise of outstanding warrants.

    ** Issued at $0.06 per share for the payment of expenses on our behalf.

   *** Issued for service as a member of the Board of Directors or the Medical
       Advisory Board.

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

                                      SANGUINE CORPORATION

Date: 5/27/05                        By:/s/Thomas C. Drees, Ph.D.
     ---------                          -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors



Date: 5/27/05                        By:/s/David E. Nelson
     ---------                          -------------------------------------
                                        David E. Nelson
                                        CFO and Director