Form 10QSB
period 2005-06-30
SANGUINE CORP
filed 2005-08-23
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

                              June 30, 2005

                                80,458,658
                                ----------

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

               June 30, 2005 and December 31, 2004

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                                June 30,   December 31,
                                                  2005         2004
                                              (Unaudited)

CURRENT ASSETS

 Cash                                           $292,757     $304,103
                                                --------     --------
                                                 292,757      304,103
                                                --------     --------
PROPERTY AND EQUIPMENT, NET                        1,441            -
                                                --------     --------
  TOTAL ASSETS                                  $294,198     $304,103
                                                ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                June 30,      December 31,
                                                  2005           2004
                                              (Unaudited)

CURRENT LIABILITIES

 Related party payables                           $     4,000   $    4,000
 Accounts payable                                      23,394       32,073
 Accrued compensation                                   6,375       10,125
                                                    ----------   ----------
  Total Current Liabilities                            33,769       46,198
                                                   ----------   ----------
STOCKHOLDERS' EQUITY

 Common stock: 100,000,000 shares authorized
  of $.001 par value, 80,458,658 and 78,942,904
  shares outstanding, respectively                     80,459       78,943
 Additional paid-in capital                         5,666,685    5,517,066
 Accumulated deficit during the development stage  (5,486,715)  (5,338,104)
                                                  -----------  -----------
  Total Stockholders' Equity                          260,429      257,905
                                                  -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   294,198  $   304,103
                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                 Development
                                                                  Stage on
                                For the Three    For the Six     January 18,
                                 Months Ended    Months Ended   1990 Through
                                   June 30,        June 30,       June 30,
                             2005        2004   2005     2004       2005

REVENUE                 $       -  $      -  $   1,019  $  4,863  $   176,199

OPERATING EXPENSES

 Professional Fees         73,358         -     91,410         -    2,756,633
 Research and Development       -     9,750          -    19,500    1,356,970
 Selling, general and
   administrative          41,384    15,483     62,858    92,228    2,401,443
                        ---------  --------  ---------  --------  -----------
  Total Operating Expenses114,742    25,233    154,268   111,728    6,515,046
                        ---------  --------  ---------  --------  -----------
LOSS FROM OPERATIONS     (114,742)  (25,233)  (153,249) (106,865)  (6,338,847)
                        ---------  --------  ---------  --------  -----------
OTHER INCOME (EXPENSES)

 Interest income            2,767         -      4,638         -       32,711
 Interest expense               -   (34,860)         -   (69,201)    (667,466)
 Loss on cash deposit           -         -          -         -      (10,020)
 Gain on settlement of debt     -         -          -         -    1,496,907
                        ---------  --------  ---------  --------  -----------
  Total Other Income
  (Expense)                 2,767   (34,860)     4,638   (69,201)     852,132
                        ---------  --------  ---------  --------  -----------
 NET LOSS               $(111,975)$ (60,093) $(148,611)$(176,066) $(5,486,715)
                        =========  ========  =========  ========  ===========

BASIC LOSS PER SHARE    $   (0.00)$   (0.00) $   (0.00)$   (0.00)
                        =========  ========  =========  ========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING 80,330,546 38,636,976 80,092,320 38,636,976
                       ========== ========== ========== ==========
The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                    For the Six Months Ended   1990 Through
                                            June 30,             June 30,
                                     2005             2004        2005
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                             $(148,611)  $(176,066)   $ (5,486,715)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Depreciation and amortization              50           -           4,659
  Common stock issued for services       46,125           -       2,480,336
  Interest on beneficial conversion feature   -           -          25,000
  Legal expense related to beneficial
  conversion feature                          -           -           3,750
  Note payable issued for services            -           -         727,950
  Gain on extinguishments of debt             -           -         (98,826)
  Gain on conversions of debt to equity       -           -      (1,398,081)
  Recognition of prepaid expenses and
  expenses prepaid with common stock          -      62,943         456,184
 Changes in assets and liabilities:
  Increase in accounts payable and
  related party payables                    921           -         341,982
  Increase in accrued interest payable        -      69,201         547,279
  Increase in accrued liabilities             -           -          10,125
  Increase in customer deposits               -           -          45,000
  Increase (Decrease) in accrued salaries(3,750)     30,000         840,250
                                       --------   ---------    ------------
     Net Cash Used by
     Operating Activities             (105,265)    (13,922)     (1,491,507)
                                       --------   ---------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash paid for fixed assets              (1,491)          -          (6,100)
                                       --------   ---------    ------------
   Net Cash Used by Investing Activities (1,491)          -          (6,100)
                                       --------   ---------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from warrant conversions       95,410           -         424,700
 Proceeds from notes payable and
 notes payable-related party                  -      16,161         212,139
 Payments on notes payable and notes
 payable related party                        -           -          (9,400)
 Proceeds from issuance of convertible
 debentures                                   -           -          40,000
 Contributed capital                          -           -             750
 Common stock issued for cash                 -           -       1,122,175
                                      ---------   ---------    ------------
  Net Cash Provided by Financing
  Activities                             95,410      16,161       1,790,364
                                      ---------   ---------    ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      (11,346)      2,239         292,757

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                     304,103       1,973               -
                                      ---------   ---------    ------------
CASH AND CASH EQUIVALENTS AT END
OF PERIOD                             $ 292,757   $   4,212    $    292,757
                                      =========   =========    ============

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                    For the Six Months Ended   1990 Through
                                            June 30,             June 30,
                                     2005             2004        2005

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
 Interest                          $       -     $        -        $    -
 Income taxes                      $       -     $        -        $    -

NON-CASH FINANCING ACTIVITIES
  Conversion stock issued for
  debt conversion                  $   9,600     $      -          $    9,600
  Equity instruments issued for
  services rendered                $  46,125     $      -          $2,211,452
  Legal related to beneficial
  conversion feature               $       -     $      -          $    3,750
  Notes payable issued for
  services                         $       -     $      -          $  727,950
  Common stock issued for prepaid
  services                         $       -     $      -          $  236,284
  Interest on beneficial
  conversion feature               $       -     $      -          $   25,000

The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
               June 30, 2005 and December 31, 2004


NOTE 1 - BASIS OF  FINANCIAL STATEMENT PRESENTATION

 The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

 The Company's management has taken certain steps to maintain its operating and financial requirements in an effort to continue as a going concern until such time as revenues are sufficient to cover expenses. Future plans include a debt or equity offering for between $567,000-$827,000 that should enable the Company to complete the animal testing stage required as part of the FDA approval process of its product in its Non-Clinical phase of expenses in this process. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
               June 30, 2004 and December 31, 2003


NOTE 3 - STOCK OPTIONS AND WARRANTS

 A summary of the status of the Company's outstanding stock options as of June 30, 2005, and changes during the period then ended is presented below:

                                           Outstanding    Exercisable

                                              Weighted
                                     Number    Average     Number
                                 Outstanding Remaining  Exercisable
              Range of             at June   Contractual  at June
              Exercise Prices      30, 2005     Life      30, 2005
               $    0.1275         470,642       1.3      470,642
                    0.08         2,193,115       1.8    2,193,115
                    0.125          150,000       1.6      150,000
                    0.028           30,000       2.8       30,000
                                ----------             ----------
                                 2,843,757              2,843,757
                                ==========             ==========


NOTE 4 - RELATED PARTY TRANSACTION

       During the quarter ended June 30, 2005, there was $4,000 in related party notes payables.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

     We have not commenced planned principal operations, but have made good progress since the end of fiscal 2001 in formulation and stability testing of our product, PHER-02.

     In January, 2001, we were successful in developing improved formulations of our surfactants for PHER-02.

     Beckloff Associates, Inc., a Cardinal Health company of Overland Park, Kansas ("Beckloff"), was selected by us during our first quarter of 2005 to analyze our IND (indication of what approvals are being sought) submissions, NDA (new drug) applications, ANDA (appended new drug) applications, IDE(investigational device evaluation) submissions, PMA (pre-market approval) applications and 510(k) (form for medical devices) applications, among other requirements, and to comment on the organization and accuracy of our scientific data that is presented, along with advising us on the attitudes, approaches and requirements of the FDA.

     We have recently completed our study to determine the most straight forward path to achieve FDA approval of our product, PHER-02. Fluosol, the previous predecessor to our product which achieved FDA approval, received its approval for angioplasty. Although its approval came from angioplasty, the great majority of use for Fluosol was as a blood substitute. We believe the same situation will exist for our product, PHER-O2. PHER-O2 is a second generation formulation with many process improvements and is, therefore, anticipated to prove superior to Fluosol with regard to manufacturability and oxygen carrying capacity. We have determined that the fastest and least expensive route to FDA approval contains a strategy to get approval for a PHER-O2 (as an oxygen carrier), to enhance the viability to pancreatic islet cells prior to transplant into a subset population of Type I diabetics. This strategy will include fast track approval request, and an orphan drug designation request. Our plan targets getting PHER-O2 approved as a prescription pharmaceutical in the US market place for a an indication requiring simple clinical endpoints which are anticipated to be readily proven in a comparatively small number of patients. Post approval, we expect significant off label use for multiple indications, including that of a blood substitute. With the primary indication setting precedence with the FDA, the next step would be to gain approval as a blood substitute through a supplemental registration pathway.

Beckloff estimates that the total cost will be 4.5-6.0 million dollars and four years from the start to the filing of the New Drug Application (NDA). The fifth year would be consumed by the review/product approval time with a shorter (perhaps only six months) review period if Beckloff can gain a fast-track approval status. Based on the overall integrated time line, the Investigational New Drug Application (IND) could occur by June 18, 2007, with clinical trials to follow approximately 30 days later.

It is estimated that our product will require the following time and money to achieve FDA approval:

     Non Clinical: Time: 9-12 months, Cost: $750-1.2 million
     Chemistry, Manufacturing and Controls: 12-18 months and 1.2-1.8 million Clinical Trials: 3-4 years and 2.5-3 million.
     Total: 4.5-6 million dollars and four years from the start of the program

     Our ability to carry out our plan depends entirely upon our ability to obtain additional substantial equity or debt financing or royalties from licensing our product. We can not assure you that we will receive this financing, and except for the possibility of receiving funds from the exercise of our outstanding warrants, we do not have any arrangements that would ensure us any funding. If we do not receive it, we will not be able to proceed with our business plans.

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

Item 3. Controls and Procedures.
--------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Unregistered sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

     We sold the following "restricted securities" during the second quarter of calendar 2005:

                                              Number of
Name                       Date               Shares
----                       ----               ------
Longevity Laboratories     4/4/2005           12,500*
Craig Morrison             4/4/2005           12,500*
Herbert J. Meiselman       4/4/2005           12,500*
Robert Kwun                4/4/2005           50,000*
Joseph Trabaccone          4/7/2005           83,314**
Thomas C. Drees           4/15/2005           25,000***
David E. Nelson           4/15/2005           25,000***
Edward L. Kunkel          4/15/2005           25,000***
Leonard W. Burningham     5/18/2005          200,000**

     * Issued for service on the Advisory Board of Directors.

    ** Issued on the exercise of warrants at $0.08.

   *** Issued for service on the Board of Directors.

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

                                      SANGUINE CORPORATION

Date: 8/22/2005                      By:/s/Thomas C. Drees, Ph.D.
     ----------                         -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors



Date: 8/22/2005                         By:/s/David E. Nelson
     ----------                         -------------------------------------
                                        David E. Nelson
                                        CFO and Director