Form 10QSB
period 2005-09-30
SANGUINE CORP
filed 2005-11-16
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

                         101 East Green Street, #6
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

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes     No X
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

                           September 30, 2005

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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2005 and December 31, 2004

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets



                              ASSETS

                                             September 30,       December 31,
                                                 2005                2004
                                              (Unaudited)

CURRENT ASSETS

 Cash                                           $     247,016  $  304,103
                                                -------------  ----------
                                                      247,016     304,103
                                                -------------  ----------
PROPERTY AND EQUIPMENT, NET (Note 1)                    1,416           -
                                                -------------  ----------

  TOTAL ASSETS                                  $     248,432  $  304,103
                                                =============  ==========

The accompanying notes are an integral part of these consolidated financial statements.
                               F-2

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                             September 30,   December 31,
                                                  2005          2004
                                              (Unaudited)

CURRENT LIABILITIES

 Related party payable                            $     4,000  $     4,000
 Accounts payable                                      42,529       32,073
 Accrued compensation                                  35,000       10,125
                                                  -----------  -----------
  Total Current Liabilities                            81,529       46,198

STOCKHOLDERS' DEFICIT

 Common stock: 100,000,000 shares authorized
  of $.001 par value, 80,458,658 and 78,942,904
  shares outstanding, respectively                     80,459       78,943
 Additional paid-in capital                         5,666,685    5,517,066
 Accumulated deficit during the development stage  (5,580,241)  (5,338,104)
                                                  -----------  -----------
  Total Stockholders' Deficit                         166,903      257,905
                                                  -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $   248,432  $   304,103
                                                  ===========  ===========
The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)

                                                                From Inception
                                                                    of the
                                                                 Development
                                                                   Stage on
                                For the Three For the Nine January 18, Months Ended Months Ended 1990 Through
                                September 30      September 30,   September 30
                              2005         2004  2005       2004      2005

REVENUE                  $     -  $  10,041  $   1,019   $  14,904  $ 176,199

OPERATING EXPENSES

 Professional fees        59,194          -    150,604           -  2,815,827
 Research and
  Development                  -          -          -      19,500  1,356,970
 Selling, general
  and administrative      36,854    278,739     99,712     370,967  2,438,298
                        --------  ---------  ---------   --------- ----------
  Total Operating
  Expenses                96,048    278,739    250,316     390,467  6,611,095
                        --------  ---------  ---------   --------- ----------
LOSS FROM OPERATIONS     (96,048)  (268,698)  (249,297)   (375,563)(6,434,896)

OTHER INCOME (EXPENSES)

 Interest income           2,523          -      7,160           -     35,234
 Interest expense              -    (34,613)         -    (103,814)  (667,466)
 Loss on cash deposit          -          -          -           -    (10,020)
 Gain on settlement of debt    -  1,389,172          -   1,389,172  1,496,907
                        --------  ---------  ---------   --------- ----------
  Total Other Income
  (Expense)                2,523  1,354,559      7,160   1,285,358    854,655
                        --------  ---------  ---------   --------- ----------
 NET INCOME/(LOSS)      $(93,525)$1,085,861  $(242,137)  $ 909,795$(5,580,241)
                        ========  =========  =========   ========= ==========

BASIC EARNINGS (LOSS)
PER SHARE               $  (0.00) $    0.03  $  ( 0.00)  $    0.02
                        ========  =========  =========   =========
DILUTED EARNINGS (LOSS)
PER SHARE               $  (0.00) $    0.02  $   (0.00)  $    0.02
                        ========  =========  =========   =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING 80,458,658 39,515,446 80,198,169 38,905,817
                       ========== ========== ========== ==========
DILUTED WEIGHTED
AVERAGE NUMBER OF
SHARES OUTSTANDING     80,458,658 42,359,203 80,198,169 41,749,574
                       ========== ========== ========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                From Inception
                                                                   of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                     For the Nine Months Ended  1990, Through
                                           September 30,         September 30,
                                       2005             2004         2005
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                    $(242,137)  $  909,795   $(5,580,241)
 Adjustments to reconcile net income
 (loss) to net cash used by operating
 activities:
  Depreciation and amortization              75            -         4,684
  Common stock issued for services       46,125      242,034     2,480,336
  Interest on beneficial conversion
  feature                                     -            -        25,000
  Legal expense related to beneficial
  conversion feature                          -            -         3,750
  Note payable issued for services            -            -       727,950
  Gain on extinguishments of debt             -            -       (98,826)
  Gain on conversions of debt to equity       -   (1,389,172)    (1,398,081)
  Recognition of prepaid expenses and
  expenses prepaid with common stock          -       62,943       456,184
 Changes in assets and liabilities:
  Decrease in prepaid expenses                -            -             -
  Increase in accounts payable and
  related party payables                 20,056        9,902       370,717
  Increase in accrued interest payable        -      103,814       547,279
  Increase in accrued liabilities             -            -        10,125
  Increase in customer deposits`              -            -        45,000
  Increase in accrued salaries           24,875       45,000       868,875
                                      ---------   ----------  ------------
   Net Cash Used by Operating
   Activities                          (151,006)     (15,684)   (1,537,248)

CASH FLOWS FROM INVESTING ACTIVITIES

 Cash paid for fixed assets              (1,491)           -        (6,100)
                                      ---------   ----------  ------------
   Net Cash Used by Investing
   Activities                            (1,491)           -        (6,100)
                                      ---------   ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from warrant conversion        95,410            -       424,700
 Proceeds from notes payable and
  notes payable-related party                 -       18,762       212,139
 Payments on notes payable and notes
  payable-related party                       -            -        (9,400)
 Proceeds from issuance of convertible
  debentures                                  -            -        40,000
 Contributed capital                          -            -           750
 Common stock issued for cash                 -            -     1,122,175
                                      ---------   ----------  ------------
  Net Cash Provided by Financing
  Activities                             95,410       18,762     1,790,364
                                      ---------   ----------  ------------
NET INCREASE (DECREASE) IN CASH         (57,087)       3,078       247,016

CASH AT BEGINNING OF PERIOD             304,103        1,973             -
                                      ---------   ----------  ------------
CASH AT END OF PERIOD                 $ 247,016   $    5,051  $    247,016
                                      =========   ==========  ============

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)


                                                                From Inception
                                                                   of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                     For the Nine Months Ended  1990, Through
                                           September 30,         September 30,
                                       2005             2004         2005
SUPPLEMENTAL SCHEDULE OF CASH FLOW
ACTIVITIES

CASH PAID FOR:

 Interest                           $        -      $        -     $        -
 Income taxes                       $        -      $        -     $        -

NON-CASH FINANCING ACTIVITIES

  Conversion stock issued for debt
   conversion                       $    9,600      $        -     $    9,600
  Equity instruments issued for
   services rendered                $   46,125      $  242,034     $2,480,336
  Legal related to beneficial
   conversion feature               $        -      $        -     $    3,750
  Notes payable issued for services $        -      $        -     $  727,950
  Common stock issued for prepaid
   services                         $        -      $        -     $  236,284
  Interest on beneficial conversion
   feature                          $        -      $        -     $   25,000

                               F-6
The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
             September 30, 2005 and December 31, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

 The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
             September 30, 2005 and December 31, 2004


NOTE 3 - STOCK OPTIONS AND WARRANTS

 A summary of the status of the Company's outstanding stock options as of September 30, 2005 and December 31, 2004 and changes during the periods then ended is presented below:


                                     Outstanding           Exercisable
                                            Weighted
                                 Number     Average           Number
                               Outstanding  Remaining      Exercisable
              Range of           at Sept    Contractual       at Sept
            Exercise Prices      30, 2005   Life             30, 2005
             $      0.1275        470,642       1.0           240,642
                    0.08        2,193,115       1.5         2,193,115
                    0.125         150,000       1.3           150,000
                    0.28           30,000       2.5            30,000
                               ----------                  ----------
                                2,843,757                   2,843,757
                               ==========                  ==========

NOTE 4 - RELATED PARTY TRANSACTION

       During the quarter ended September 30, 2005, there was a balance of $4,000 on related party notes payable.

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

                                      SANGUINE CORPORATION

Date: 11/15/2005                        By:/s/Thomas C. Drees, Ph.D.
     -----------                        -------------------------------------
                                        Thomas C. Drees, CEO, President and
                                        Chairman of the Board of Directors



Date: 11/15/2005                        By:/s/David E. Nelson
     -----------                        -------------------------------------
                                        David E. Nelson
                                        CFO and Director