Form 10KSB
period 2005-12-31
SANGUINE CORP
filed 2006-03-30
CIK 926287

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005

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

                    $0.001 par value common stock

     Check whether the Registrant is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes    No  X


     State the Registrant's revenues for its most recent fiscal year: December 31, 2005 - $1,019.

     State the aggregate market value of the voting stock of the Registrant held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: March 20, 2006 - $5,551,172.34. There are approximately 39,651,231 shares of common voting stock of the Registrant beneficially owned by non-affiliates. This valuation is based upon the bid price of our common as quoted on the OTCBB of the National Association of Securities Dealers, Inc. on that date ($0.14).

                Issuers Involved in Bankruptcy Proceedings
                        During the past Five Years

     Not Applicable.

                   Applicable Only to Corporate Issuers

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: March 16, 2006 - 80,708,658 shares of common stock.

                    Documents Incorporated by Reference

     See Part III, Item I.


Transitional Small Business Issuer Format:   Yes  X   No
------------------------------------------       --- ----

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Developmental Information for the Year Ended December 31, 2004.
     ---------------------------------------------------------------

     We completed the restructuring of our financial statements that involved the satisfaction of debt for common stock issuance, issuance of common stock for certain convertible debt and the contribution to capital of other debt, including accrued salaries of management and others. See our 8-K Current Report dated September 29, 2004, that was filed with the Securities and Exchange Commission on October 7, 2004, and which is incorporated herein by reference. See Part III, Item 13.

     The testing of our red blood cell substitute product, PHER-02, in various phases of animal toxicity trials, was begun. The universities of Chicago, Maryland and the University of Alberta (Canada) medical schools conducted testing that focused on its effectiveness in perfusion for pancreas preservation for transplantation.

     PHER-02 is still being used to develop for the U.S. Navy submarine crew and deep sea diving oxygenation treatment of the bends.

     We continue to confer with the U.S. Army Medical Corps to develop a "golden hour" medical kit using PHER-02 to allow self blood transfusion on the battlefield.

     We successfully completed animal toxicity and efficacy trials at the University of Alberta (Canada) respecting transporting of pancreas islet cells. See our 8-K Current Report dated November 17, 2004, that was filed with the Securities and Exchange Commission on November 18, 2004, and which is incorporated herein by reference. See Part III, Item 13.

     For information about additional developments during 2004, see our 10-KSB Annual Report for the calendar year ended December 31, 2004, that was filed with the Securities and Exchange Commission on May 6, 2005, and which is incorporated herein by reference. See Part III, Item 13.

     Developmental Information for the Year Ended December 31, 2005.
     ---------------------------------------------------------------

     We convened our Medical Advisory and Applications Board in California on April 2, 2005, to discuss our final selection of a contract research organization to initiate and conduct our animal testing for the FDA approval process and to select a PHER-02 manufacturer. Beckloff Associates, Inc., a Cardinal Health company of Overland Park, Kansas ("Beckloff"), has been selected by us to analyze our IND (indication of what approvals are being sought) submissions, NDA (new drug) applications, ANDA (appended new drug) applications, IDE(investigational device evaluation) submissions, PMA (pre-market approval) applications and 510(k) (form for medical devices) applications, among other requirements, and to comment on the organization and accuracy of our scientific data that is presented, along with advising us on the attitudes, approaches and requirements of the FDA.

     Developmental Information Subsequent to the Year Ended December 31, 2005.
     -------------------------------------------------------------------------

     On February 16, 2006, we entered into an Agreement for Department of Energy Funded Technology Assistance with the Battelle Memorial Institute, Pacific Northwest National Laboratory, Office of Small Business Programs, pursuant to which Pacific Northwest Laboratories will assess the affinity of our proprietary product, PHER-O2, as an industrially useful carrier of hydrogen and carbon dioxide.

     In March, 2006, our Board of Directors resolved to offer for sale in a private placement 20,000,000 shares of our common stock that are "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission for $0.07 per share to "accredited investors" only, as that term is defined in Rule 501 of Regulation D. The anticipated aggregate gross proceeds of $1,400,000 will be utilized by us to fund the FDA required animal studies of our synthetic red cell blood product, PHER-02, for use in the transportation of pancreas islet cells in the treatment of diabetes and for other purposes. We are in the process of preparing the necessary documentation to commence this offering. No assurance can be given that we will be successful in raising these funds; and if we are unable to complete this funding, our continuing process to obtain FDA approval for the use of our product will be severely reduced and delayed.

Business.
---------

     We are engaged in the development of a synthetic red blood cell product called "PHER-O2." The development of this product presently comprises our sole business operations. PHER-O2 is composed of perfluoro-decalin molecules, or synthetic red blood cells, purified water and a proprietary, synthetic, fluorinated surfactant, or wetting agent, to hold the emulsion together. Perfluoro-decalin has great oxygen-carrying capacity, yet it can be as much as 25 times smaller than a red blood cell. We believe that PHER-O2 can carry three to four times the oxygen of human blood per unit volume. This increased oxygen-carrying capacity would make PHER-O2 useful in the treatment of heart attacks, strokes, cancer and other diseases for which increased oxygenation is beneficial. We also believe that perfluoro-decalin is effective as an imaging agent in X-ray imaging, nuclear magnetic resonance imaging and CAT scans, without side effects. Our management estimates that PHER-O2 has several other advantages over human blood: that it can be sterilized to be free of disease; that it has the quality of a universal match for all blood types; that it can be mass-produced; and that it can be stored at room temperature for up to three and one half years, much longer than human blood, which can only be stored at room temperature for about 42 days.

     We have completed the compounding of PHER-O2, and we have and are continuing to perform initial gross animal tests that do not require regulatory approval prior to commencement. However, regulatory agencies may review the data gathered from any of these tests. We have manufactured the experimental doses of PHER-O2 required to conduct these tests. Our current second phase of development of PHER-02 involves:

     * continual animal testing at certain universities as outlined above under the caption "Developmental Information for the Year Ended December 31, 2004;"

     * beginning our project with the United States Army Medical Corps to develop a "golden hour" medical kit using PHER-02. The kit would allow self-transfusion on the battlefield, thus helping to prevent bleeding to death injuries, which are a major cause of fatalities in combat, despite current improvements in front line battle care;

     * developing a deep sea diving oxygenation treatment of the bends for use by the U.S. Navy on submarine crews; and

     * completing the animal toxicity and efficacy trials respecting transporting of pancreas islet cells.

     In our third phase of operations, intended to commence during our second quarter of 2006, we intend to continue developing the perfluorocarbon compounds in PHER-O2 in order to optimize its quality; and begin animal safety and efficacy trials in accordance with FDA guidelines and comparable foreign regulatory requirements, with the aid and assistance of Beckloff, a Cardinal Health company.

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

     *    universal match for all blood types;

     *    may be mass-produced;

     *    may have a three and one half year shelf life;

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

Competition.
------------

      10 years ago there were 15 possible competitors. Four companies are still working to develop alternatives to human blood. They include:

     *     Biopure Corporation of Cambridge, Massachusetts;

     * Northfield Laboratories, Inc. of Evanston, Illinois (Northfield is currently engaged in FDA testing of its synthetic blood product, PolyHeme, that it believes is compatible with all human blood types and can be used in the treatment of all trauma victims [Associated Press, March 6, 2006]); and

     *     Synthetic Blood International, San Diego, California, (PFC).

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

Sources and Availability of Raw Materials.
------------------------------------------

     We plan to purchase highly purified medical-grade perfluorocarbons and surfactants from reliable vendors and to emulsify these ingredients in our own or other facilities, depending upon funding. FluoroMed, LP, F2 Chemicals, Ltd. and KC America are qualified medical grade perfluorocarbon vendors. Surfactants are available through several U. S. vendors. Because sterile intravenous solutions manufacturing plants are very expensive and FDA approval of these plants is a lengthy process, we intend to hire a third party to package the product in sterile plastic bags with intravenous sets attached. Abbott Laboratories, Baxter, B. Braun Medical Inc., Fresenius Kabi, and Alliance Medical Products, Inc. are a few of the U. S. companies with the qualifications and capacity to perform this function. However, we can not assure you that any of these ingredients or services will be available or that they will be available at prices that are low enough to make our operations profitable.

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

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

     The FDA and comparable foreign agencies require laboratory testing, animal and human clinical testing and other costly and time-consuming procedures before biomedical products such as PHER-O2 can be marketed. To date, we have not begun any of these procedures. Our plan for obtaining FDA and overseas approval of PHER-O2 is set forth under the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation" in Part I, Item 6.

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

Research and Development Expenses.
----------------------------------

     Since inception, we have expended a total of approximately $1,400,000 on research and development. During years ended December 31, 2005, and 2004, research and development expense was approximately $6,500 and $15,000, respectively. None of these costs were borne by customers or others.

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

Item 2.  Description of Property.
         ------------------------

     We lease approximately 600 square feet of office space located at 101 East Green Street, Suite 6, Pasadena California, 91105, at a base rent of $896 per month. The lease is on a month to month basis.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     We filed a Definitive Information Statement with the Securities and Exchange Commission on December 23, 2005, regarding the approval of an increase in our authorized shares to 200,000,000 with a $0.001 par value. The holders of 41,057,427 shares of approximately 50.9% of our outstanding voting securities executed written consents to adopt this increase in our capitalization. See Part III, Item 13 of this Annual Report.

                                  PART II


Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

Market Information.
-------------------

     Our common stock commenced to trade on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in the second quarter of 1994 under the symbol "SGNC."

     The range of high and low bid quotations for our common stock during each quarter of the year ended December 31, 2004, and December 31, 2005, is presented below. Prices are inter-dealer quotations as reported by the NASD (or the NQB, LLC) and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 2004                          $.085               $.055

June 30, 2004                           $.095               $.065

September 30, 2004                      $.08                $.05

December 31, 2004                       $.49                $.055

March 31, 2005                          $.35                $.26

June 30, 2005                           $.29                $.145

September 30, 2005                      $.16                $.10

December 31, 2005                       $.17                $.095

          * The future sale of presently outstanding "restricted securities" (common stock) by present members of our management and others may have an adverse effect on any market in the shares of our common stock. See the heading "Recent Sales of Unregistered Securities," directly below.

Holders.
--------

     The number of record holders of our common stock as of March 20, 2006, was approximately 557.

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

Recent Sales of Restricted Securities; Use of Proceeds of Registered
Securities.
-----------

     Restricted Securities.
     ----------------------

     The following "restricted securities" of our Company were sold during the past three calendar years:

                         Number of
Name                   Shares or Units         Date            Consideration
----                   ---------------         ----            -------------

Leonard W. Burningham  525,000                  01/2003-03/2003 Services
Esq. (3)

Jason Carter           100,000                  01/2003         Services
(4)

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

Leonard W. Burningham, 500,000                 10/2003          Services
Esq. (3)

Medical Advisory Board  37,500                 12/2003          Services
(1)

Leonard W. Burningham, 500,000                  9/2004          Services
Esq. (5)

Seven (7) persons
and/or entities (6)   2,800,000                 9/2004          Services

Nine (9) persons
and/or entities (7)     773,902                9/2004        Conversion of
                                                           Convertible Notes
Ascendiant Capital
Group LLC (8)           228,666                9/2004      Conversion of Debt

Thomas C. Drees,
Ph.D. (9)            31,604,000                9/2004      Conversion of Debt

Anthony & Audrey
Hargreaves Trust (10)   924,600                9/2004      Conversion of Debt

Richard H. Walker (8)   300,000               12/2004       Warrant Exercise

Jossef Kahlon (8)      700,000               12/2004        Warrant Exercise

Medical Advisory Board  150,000               12/2004            Services
(1)

Kelly Trimble (11)      163,691               12/2004       Warrant Exercise

Mark Sansom   (11)      163,690               12/2004       Warrant Exercise

Jason Douglas (11)      100,000               12/2004       Warrant Exercise

Max Sabour (11)         100,000               12/2004       Warrant Exercise

Todd Kinney (11)        100,000               12/2004       Warrant Exercise

Robert Kwun (1)         100,000               12/2004       Warrant Exercise

Leonard W. Burningham,  513,750               12/2004       Warrant Exercise
Esq. (11)

Branden Burningham,     350,000               12/2004       Warrant Exercise
Esq. (11)

Brad Burningham,        350,000               12/2004       Warrant Exercise
Esq. (11)

Leonard W. Burningham,  300,000               12/2004       Warrant Exercise
Esq. C/F (11)

Richard P. Stanton (8)   83,629               12/2004       Warrant Exercise

Leonard W. Burningham,   200,000               2005         Warrant Exercise
Esq.(11)

Joseph Trabacoone(11)   100,000                2005         Warrant Exercise

Todd Kinney(11)         100,000                2005         Warrant Exercise

William P. Archer(11)   100,000                2005         Warrant Exercise

Robert S. Howell(11)     46,627                2005         Warrant Exercise

SCS, Inc.(12)           160,000                2005         Warrant Exercise

Susan Johnston(11)      100,000                2005         Warrant Exercise

James R. Dunn(11)       100,000                2005         Warrant Exercise

Joseph Trabaccone(11)    90,000                2/2005       Warrant Exercise

Robert Kwun(1)          73,313                2/2005            Services

Medical Advisory Board   37,500                4/2005           Services
(1)

Robert Kwun(1)           50,000                4/2005            Services

Joseph Trabaccone(11)    83,314                4/2005       Warrant Exercise

Thomas C. Drees(1)       25,000                4/2005           Services

David E. Nelson(1)       25,000                4/2005           Services

Edward L. Kunkel(1)      25,000                4/2005           Services

Leonard W. Burningham,  200,000                5/2005       Warrant Exercise
Esq. (11)

Thomas C. Drees(1)       25,000               10/2005           Services

David E. Nelson(1)       25,000               10/2005            Services

Edward L. Kunkel(1)      25,000               10/2005           Services

Medical Advisory Board   75,000               10/2005           Services
(1)

Robert Kwun(1)          100,000               10/2005           Services

          (1) Issued for service as a member of the Board of Directors or the Medical Advisory Board.

          (2) Miscellaneous public relation or other services.

          (3) Legal Services.

          (4) Stock transfer services.

          (5) These shares were valued at $40,000.

          (6) These shares were valued at $242,034.11.

          (7) The Convertible Note executed in favor of Barbara R. Mittman on March 19, 2002, in the amount of $3,750.00, together with accrued interest, was converted to 97,102 shares of common stock of our Company.

          The Convertible Note executed in favor of First York Partners, Inc. on March 15, 2002, in the amount of $25,000, together with accrued interest, was converted by the holders thereof to 676,800 shares of common stock of our Company.

         (8) The Letter Agreement executed in favor of Ascendiant Capital Group, LLC ("Ascendiant"), pursuant to which Ascendiant loaned $12,000 to the Company, together with accrued interest, was converted to 228,666 shares of common stock of our Company; and for previously extending the term of the Letter Agreement, an additional Common Stock Purchase Warrant was granted to Ascendiant for the option to purchase 30,000 shares of common stock of our Company that are "restricted securities" under Rule 144 of the Securities and Exchange Commission.

          (9) Thomas C. Drees, Ph.D., MBA, our President, CEO and a Director agreed to exchange $1,264,160 of debt owed to him by us for 31,604,000 shares of our common stock that are "restricted securities" under Rule 144 of the Securities and Exchange Commission; and Dr. Drees also agreed to contribute to capital his accrued salary of $497,500 and interest on the debt owed to him by our Company in the amount of $453,630, together with any interest on any of these amounts since June 30, 2004.

          (10) The Anthony and Audrey Hargreaves Trust (the "Trust") agreed to exchange $36,984 of debt owed by us to Mr. Hargreaves prior to his death for 924,600 shares of our common stock that are "restricted securities" under Rule 144 of the Securities and Exchange Commission; and the Trust also agreed to contribute to capital Mr. Hargreaves' accrued salary of $276,500, together with any interest on any of these amounts since June 30, 2004.

          (11) Issued at $0.08 per share on the exercise of outstanding warrants.

          (12) Issued at $0.06 per share for the payment of expenses on our behalf.

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

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

     There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2005.

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

     These cost estimates are based upon the prior experience of Thomas C. Drees, Ph.D., our President and CEO. Dr. Drees has more than 33 years' experience in the blood industry with Abbott Scientific, Alpha Therapeutics and Sanguine Corporation.

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

     In March, 2006, our Board of Directors resolved to offer for sale in a private placement 20,000,000 shares of our common stock that are "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission for $0.07 per share to "accredited investors" only, as that term is defined in Rule 501 of Regulation D. The anticipated aggregate gross proceeds of $1,400,000 will be utilized by us to fund the FDA required animal studies of our synthetic red cell blood product, PHER-02, for use in the transportation of pancreas islet cells in the treatment of diabetes and for other purposes. We are in the process of preparing the necessary documentation to commence this offering. No assurance can be given that we will be successful in raising these funds; and if we are unable to complete this funding, our continuing process to obtain FDA approval for the use of our product will be severely reduced and delayed.

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

Results of Operations.
----------------------

     Revenues for the calendar years ending December 31, 2005, and 2004, were $1,019 and $15,424, respectively. We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

     We realized a net loss of $372,114 for the year ended December 31, 2005, and a net gain of $907,725, with a gain of $0.01 per share during the calendar year ended December 31, 2004. Most of our expense related to the value of equity securities issued by us for services rendered.

     Our research and development expenses were $6,400 in 2005, compared to $14,823 in 2004. The decrease in 2004 was principally the result of our limited capital resources.

Liquidity.
----------

     As of December 31, 2005, we had $159,466 in cash, with $88,806 in current liabilities.

     During the calendar year ended December 31, 2005, we had net expenses of $382,395, while receiving $1,019 in revenues. We received $15,424 in revenues, and had total expenses of $454,004 during the calendar year ended December 31, 2004. Most of these expenses related to the value of equity securities issued by us for services rendered.

     Cash resources at December 31, 2005, and 2004, were $159,466 and $304,103, respectively. Liquidity during 2004 was provided by warrant exercises that resulted in the issuance of 3,241,131 shares for an aggregate gross proceeds of $329,290.48; during 2005, additional warrant exercises resulted in the issuance of 1,193,254 shares for an aggregate gross proceeds of $95,410.

In March, 2006, our Board of Directors resolved to offer for sale in a private placement 20,000,000 shares of our common stock that are "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission for $0.07 per share to "accredited investors" only, as that term is defined in Rule 501 of Regulation D. The anticipated aggregate gross proceeds of $1,400,000 will be utilized by us to fund the FDA required animal studies of our synthetic red cell blood product, PHER-02, for use in the transportation of pancreas islet cells in the treatment of diabetes and for other purposes. We are in the process of preparing the necessary documentation to commence this offering. No assurance can be given that we will be successful in raising these funds; and if we are unable to complete this funding, our continuing process to obtain FDA approval for the use of our product will be severely reduced and delayed.

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

Item 7.  Financial Statements.
         ---------------------

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005

                         C O N T E N T S


Report of Independent Registered Public Accounting Firm. .  F - 3

Consolidated Balance Sheet . . . . . . . . . . . . . . . .  F - 4

Consolidated Statements of Operations. . . . . . . . . . .  F - 6

Consolidated Statements of Stockholders' Equity  . . . . . .F - 7

Consolidated Statements of Cash Flows. . . . . . . . . . . F - 12

Notes to the Consolidated Financial Statements . . . . . . F - 14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors of
Sanguine Corporation
Pasadena, CA

We have audited the accompanying consolidated balance sheet of Sanguine Corporation and Subsidiary (a development stage Company) (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception of the development stage on January 18, 1990 through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanguine Corporation and Subsidiary as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period from inception of the development stage (January 18, 1990) through December 31, 2005, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and has a deficit in working capital, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 23, 2006

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                                             December 31,
                                                                2005

CURRENT ASSETS

 Cash                                                        $    159,466
                                                             ------------
  Total Current Assets                                            159,466

PROPERTY AND EQUIPMENT, NET (Note 1)                                1,267
                                                             ------------
  TOTAL ASSETS                                               $    160,733
                                                             ============

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets



              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             December 31,
                                                                2005


CURRENT LIABILITIES

 Related party payables (Note 2)                              $     4,000
 Accounts payable                                                  63,493
 Accrued compensation (Note 3)                                     21,313
                                                              -----------
  Total Current Liabilities                                        88,806
                                                              -----------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY

 Common stock: 200,000,000 shares authorized of
  $0.001 par value, 80,708,658 shares issued and
  outstanding                                                      80,709
 Additional paid-in capital                                     5,710,806
 Deficit accumulated during the development stage              (5,718,868)
                                                              -----------
  Total Stockholders' Equity                                       71,927
                                                              -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   160,733
                                                              ===========

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations

                                                             From Inception of
                                                              the Development
                                                                    Stage
                                                               on January 18,
                                       For the Years Ended      1990 Through
                                         December 31,           December 31,
                                     2005           2004            2005

REVENUE                            $    1,019    $  15,424      $    176,199
                                   ----------    ---------      ------------
OPERATING EXPENSES

 Professional fees                     76,231      357,578         2,741,454
 Research and development             181,246       14,823         1,363,370
 Selling, general and administrative  133,568       81,603         2,472,153
                                   ----------    ---------      ------------
  Total Operating Expenses            391,045      454,004         6,751,823
                                   ----------    ---------      ------------
LOSS FROM OPERATIONS                 (390,026)    (438,580)       (6,575,624)
                                   ----------    ---------      ------------
OTHER INCOME (EXPENSE)

 Interest income                        9,262          616            37,335
 Interest expense                           -     (103,814)         (667,466)
 Loss on cash deposit                       -            -           (10,020)
 Gain (Loss) on settlement of debt          -    1,449,503         1,496,907
                                   ----------    ---------      ------------
  Total Other Income (Expense)          9,262    1,346,305           856,756
                                   ----------    ---------      ------------
NET INCOME (LOSS)                  $ (380,764)   $ 907,725     $ (5,718,868)
                                   ==========    =========      ============
BASIC INCOME (LOSS) PER SHARE      $    (0.00)   $    0.01
                                   ==========    =========
DILUTED INCOME PER SHARE           $    (0.00)   $    0.02
                                   ==========    =========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING BASIC AND DILUTED      80,322,502   48,807,880
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

                      SANGUINE CORPORATION
                  (A Development Stage Company)
         Statements of Stockholders' Equity (Continued)
                                                                     Deficit
                                                        Expenses   Accumulated
                                            Additional Prepaid with During the
                              Common Stock     Paid In   Common    Development
                           Shares     Amount   Capital    Stock       Stage
Balance Forward         38,636,976 $38,637 $3,586,634   $ (62,943)$(6,245,829)

Common stock issued for
cash-less option
exercise at $0.06 and
$0.08 per share for
services                 3,528,666   3,529    246,192           -           -

Common stock issued for
services at $0.26
per share                  150,000     150     38,850     (62,943)          -

Common stock issued for
debt at $0.04 and $0.07
per share               33,302,502  33,302  1,319,425           -           -

Common stock issued for
Cash at $0.08-$0.15
per share                3,241,131   3,241    326,049           -           -

Common stock issued for
Cash-less warrant exercise
at  $0.28 per share         83,629      84        (84)          -           -

Net income for the year
ended December 31, 2004          -       -          -           -     907,725
                       ----------- ------- ----------  ----------  ----------
Balance,
December 31, 2004       78,942,904  78,943  5,517,066           -  (5,338,104)

Common stock issued for
services at $0.11-$0.30
per share                  412,500     413     80,713           -           -

Common stock issued for
cash at $0.08 per share  1,193,254   1,193     94,217           -           -

Common stock issued for
debt reduction at $0.06
per share                  160,000     160      9,440           -           -

Net loss for the year
ended December 31, 2005          -       -          -           -    (380,764)
                       ----------- ------- ----------  ----------  ----------
Balance,
December 31, 2005       80,708,658 $80,709 $5,701,436  $        - $(5,718,868)
                       =========== ======= ==========  ========== ===========


The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows


                                                             From Inception of
                                                              the Development
                                                                    Stage
                                                               on January 18,
                                       For the Years Ended      1990 Through
                                         December 31,           December 31,
                                     2005           2004            2005
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                  $  (380,764) $  907,725      $ (5,718,868)
 Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Depreciation and amortization             224           -             4,833
  Common stock issued for services       81,126     268,884         2,515,337
  Stock warrants granted                  8,650           -             8,650
  Interest on beneficial conversion
  feature                                     -           -            25,000
  Legal expense related to beneficial
  conversion feature                          -           -             3,750
  Note payable issued for services            -           -           727,950
  Gain on extinguishments of debt             -     (51,422)          (98,826)
  Gain on conversion of debt to
  equity                                      -  (1,398,081)       (1,398,081)
  Recognition of prepaid expenses and
  expenses prepaid with common stock          -      62,943           456,184
 Changes in assets and liabilities:
  Increase in accounts payable and
  related party payables                 41,020       7,459           391,681
  Increase in accrued interest payable        -     103,814           547,279
  Increase in accrued liabilities             -       7,756            10,125
  Increase in customer deposits               -      45,000            45,000
  Increase in accrued salaries           11,118           -           855,188
                                       --------  ----------    --------------
   Net Cash Used by Operating
   Activities                          (238,556)    (45,922)       (1,624,798)

CASH FLOWS FROM INVESTING ACTIVITIES

 Cash paid for fixed assets              (1,491)          -            (6,100)
                                       --------  ----------    --------------
   Net Cash Used by Investing
   Activities                            (1,491)          -            (6,100)
                                       --------  ----------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from warrant conversion        95,410     329,290           424,700
 Proceeds from notes payable and notes
 payable-related party                        -      18,762           212,139
 Payments on notes payable and notes
 payable related party                        -           -            (9,400)
 Proceeds from issuance of convertible
 debentures                                   -           -            40,000
 Contributed capital                          -           -               750
 Common stock issued for cash                 -           -         1,122,175
                                       --------  ----------    --------------
  Net Cash Provided by Financing
  Activities                             95,410     348,052         1,790,364
                                       --------  ----------    --------------
NET INCREASE (DECREASE) IN CASH        (144,637)    302,130           159,466

CASH AT BEGINNING OF YEAR               304,103       1,973                 -
                                       --------  ----------    --------------
CASH AT END OF YEAR                    $159,466  $  304,103    $      159,466
                                       ========  ==========    ==============

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)


                                                             From Inception of
                                                              the Development
                                                                    Stage
                                                               on January 18,
                                       For the Years Ended      1990 Through
                                         December 31,           December 31,
                                     2005           2004            2005
SUPPLEMENTAL SCHEDULE OF CASH FLOW
ACTIVITIES

CASH PAID FOR:

  Interest                          $       -       $       -      $        -
  Income taxes                      $       -       $       -      $        -

NON-CASH FINANCING ACTIVITIES

  Conversion stock issued for debt
   conversion                       $   9,600       $       -      $    9,600
  Common stock issued for services
  rendered                          $   81,126      $  268,884     $2,515,337
  Interest on beneficial conversion
  feature                           $        -      $        -     $   25,000
  Legal expense related to beneficial
  conversion feature                $        -      $        -     $    3,750
  Notes payable issued for services $        -      $        -     $  727,950
  Common stock issued for prepaid
  services                          $        -      $        -     $  236,284
  Common stock issued for debt      $        -      $2,822,067     $2,822,067

The accompanying notes are an integral part of these consolidated financial statements.
                               F-14

                       SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

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

     b.  Accounting Method

     The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

     c.  Basic and Diluted Income (Loss) Per Share

     The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.
                                                     For the Years Ended
                                                         December 31,
                                                    2005            2004


       Loss (numerator)                           $(372,114)  $   907,725
       Shares (denominator)                      80,322,502    40,051,302
       Per share amount                              $ (.00)       $  .02

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (Continued)

       c.  Basic and Diluted Income (Loss) Per Share (continued)

       The computation of diluted income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                     For the Years Ended
                                                         December 31,
                                                       2005         2004

       Loss (numerator)                           $(372,114)   $  907,725
       Shares (denominator)                      80,322,502    48,807,880
       Per share amount                              $ (.00)       $  .02


       The Company's outstanding stock options have been excluded from the
        2005 basic net loss per share calculation as they are anti-dilutive.
The
       Company has excluded common stock equivalents.

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

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (Continued)

       e.  Income Taxes (Continued)

       Net deferred tax liabilities asset consists of the following components as of December 31, 2005 and 2004:

                                              2005            2004

       Deferred tax assets:
        NOL Carryover                      $ 978,360      $ 876,960
        Accured Salaries                       8,300              -
                                           ---------      ---------
                                           $ 986,660      $ 876,960
       Deferred tax assets liabilities:

        Valuation allowance                 (986,660)      (876,960)
                                           ---------      ---------
        Net deferred tax asset             $       -      $       -
                                           =========      =========


  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                               2005            2004

        Book Income                          $ (145,125)   $  370,703
        NOL carryforward                              -      (535,105)
        Stock for Services/Options Expense       35,383       164,402
        Meals and Entertainment                      58             -
        Change in valuation allowance           109,684             -
                                             ----------    ----------
                                             $        -    $        -
                                             ==========    ==========

       At December 31, 2005, the Company had net operating loss carryforwards of approximately $2,500,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the December 31, 2005 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

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

       g.  Property and Equipment

       Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives, which range between 3 to 5 years. Fixed assets and related depreciation for the period are as follows:

                                                        December 31,
                                                           2005


        Furniture and fixtures                       $       1,491

        Accumulated depreciation                              (224)
                                                     -------------
            Total Fixed Assets                       $       1,267
                                                     =============

       h. Revenue Recognition

       Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (Continued)

       i.      Newly Adopted Accounting Pronouncements

       New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

     In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and
     (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     i.   Newly Adopted Accounting Pronouncements (continued)

     produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

     In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     i.  Newly Adopted Accounting Pronouncements (Continued)

     In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

     In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     i.  Newly Adopted Accounting Pronouncements (Continued)

     In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.


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

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 2 - RELATED PARTY TRANSACTIONS

       Related party payables at December 31, 2005 and 2004 represents amounts owed to officers of the Company for reimbursement of expenses paid of $4,000.

       During the year ended December 31, 2004, the Company authorized the issuance of an aggregate of 32,777,266 shares of the Company's common stock for: (i) the cancellation of certain debts in the amount of $1,313,144, and (ii) the contribution to the capital of accrued salary and interest on debt by members of management in the amount of $1,327,630. An additional 3,280,000 shares of common stock were authorized to be issued for services rendered to the Company. The issuance of these shares is reflected in these financial statements.

       In addition, two convertible notes payable in the aggregate amount of $28,750, plus accrued interest, were converted into 773,902 shares of common stock of the Company. The issuance of these shares is reflected in these financial statements.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

       During February 1994, the Company entered into a lease for office space in Pasadena, California. The lease has been extended three times through April 2004 with monthly rent payments of $1,744 with annual increases.

       Future minimum lease payments under this non-cancelable operating lease are $7,364 through April 2004. Currently the lease is on a month-to-month basis.

       Rent expense was $19,412 and $24,556 for the years ended December 31, 2005 and 2004, respectively.

       Employment Agreements

       Beginning the quarter ended September 30, 2004, the CEO, CFO and Vice President are each entitled to receive 12,500 shares of common stock of the company and restricted securities. Such compensation is to be paid quarterly.

       As of December 31, 2005, a total of $21,313 in compensation has been accrued.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 3 - COMMITMENTS AND CONTINGENCIES (Continued)

       License Agreement

       During February and April 2002, the Company entered into a 25 year exclusive license agreement with an entity by granting the exclusive license rights to its PHER-02 product and associated processes and technologies. This entity has been granted this exclusive license for Asia, including the People's Republic of China, Thailand, Laos, Cambodia, Vietnam, Singapore, Malaysia, Indonesia, North Korea, Burma, Mongolia and Taiwan.

       In 2004 we terminated Ascendiant-Asia's and Ascendiant-South America's Exclusive License Agreement for failure to meet the minimum production or to pay royalties due pursuant to the terms of that Exclusive License Agreement.

NOTE 4 - COMMON STOCK TRANSACTIONS

       During the year ended December 31, 2005, the Company issued 412,500 shares of common stock for services valued at $81,126; 160,000 shares issued for payables of $10,000; 1,193,254 shares issued for warrants exercises valued at $95,410.

       Common stock issued for services, prepaid services and cash-less option exercises have been accounted for at the fair market value of the securities on the date of issue.

NOTE 5 - STOCK OPTIONS AND WARRANTS

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

       During February 2002, the Company issued three warrants to purchase an aggregate of 3,000,000 shares of the Company's common stock to individuals related to an entity that received the exclusive license rights of the Company's PHER-02 product in Asia (See Note 4). The warrants are exercisable at a price of $0.15 per share and expire February 21, 2005. The warrants also have a call provision, which the Company can exercise and require the holders of the warrants to exercise their warrants if at any time the Company's common stock trades for an

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 5 - STOCK OPTIONS AND WARRANTS (Continued)

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

       A summary of the status of the Company's outstanding stock options as of December 31, 2005 and 2004 and changes during the years then ended is presented below:


                                         2005                    2004
                                               Weighted               Weighted
                                                Average                Average
                                               Exercise               Exercise
                                  Shares         Price     Shares       Price
   Outstanding, beginning of
   year                         8,756,578  $ 0.15    10,997,709   $ 0.30
   Granted                         80,000    0.10             -        -
   Expired/Cancelled           (4,799,567)   0.21             -        -
   Exercised                   (1,193,254)   0.08    (2,241,131)    0.08
                               ----------  ------    ----------   ------
   Outstanding end of year      2,843,757  $ 0.09     8,756,578   $ 0.15
                               ==========  ======    ==========   ======
   Exercisable                  2,843,757  $ 0.09     8,756,578   $ 0.15
                               ==========  ======    ==========   ======

                              Outstanding                   Exercisable

                                Weighted
                     Number      Average   Weighted   Number    Weighted
                 Outstanding    Remaining  Average  Exercisable  Average
       Range of  at December Contractual  Exercise at December Exercise
 Exercise Prices  31, 2005        Life     Price     31, 2005    Price

     $   0.1275    470,642         .70     $0.1275     470,642   $  0.1275
           0.08  2,193,115        1.20        0.08   2,193,115        0.08
          0.125    150,000        1.00       0.125     150,000       0.125
           0.08     30,000        2.20        0.28      30,000        0.28
     ----------  ---------       -----     -------   ---------     -------
   $0.08-0.1275  2,843,757                 $  0.09   2,843,757     $  0.09
                ==========                 =======  ==========     =======

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 6 - GOING CONCERN

       The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses, which have resulted in an accumulated deficit of $5,710,218 at December 31, 2005, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company's management has taken certain steps to maintain its operating and financial requirements in an effort to enable the Company to continue as a going concern until such time that revenues are sufficient to cover expenses, including:

       The Company's management has taken certain steps to maintain its operating and financial requirements in an effort to continue as a going concern until such time as revenues are sufficient to cover expenses. Future plans include a debt or equity offering for between $1,000,000 - $1,500,000 that should enable the Company to complete the animal testing stage for FDA approval of its product. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     During the past two fiscal years, and since then, there has been no changes in our independent auditors or any disagreement on accounting and financial disclosure.

Item 8(a).  Controls and Procedures.
------------------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

                                               Date of          Date of
                            Positions         Election or      Termination
  Name                      Held              Designation      or Resignation
  ----                      ----              -----------      --------------
Craig Morrison, M.D.        Member               10/00               *

Leon Cass Terry, M.D.,      Member               10/00               *
Ph.D.

Herbert J. Meiselman,       Member               10/00               *
Sc.D.

Robert Kwun, M.D.           Member               12/04               *

Jonathan Lakey, Ph.D.        Member               10/05             *

Business Experience.
--------------------

     Thomas C. Drees, Ph.D., MBA, Chairman, President, CEO and a Director. Dr. Drees, age 77, is the founder of Sanguine California. Dr. Drees was Vice President and General Manager of Abbott Scientific Products Division, collector of blood plasma derivatives and manufacturer of human blood derivatives from 1973 to 1978. From 1978 to 1984, he was the President and CEO of Alpha Therapeutics Corporation, a subsidiary of Green Cross Corporation of Japan and the developer of Fluosol DA 20, the only FDA-approved synthetic blood product. For 33 years, Dr. Drees has been involved at top management levels with the collection, manufacture and marketing of human blood plasma derivatives. He has written many publications on the subject, including the widely-acclaimed book "Blood Plasma: The Promise and the Politics," Ashley Books, New York, 1983.

     David E. Nelson, CPA, Chief Financial Officer and Director. Mr. Nelson, age 62, received a B.S. degree in accounting from the University of Utah in 1966. He has over 20 years' experience in operations, finance and regulatory compliance of stock brokerage firms. He is the past President of Covey & Company, Inc., a broker/dealer formerly registered with the Securities and Exchange Commission. Mr. Nelson has been a member of the NASD's Board of Arbitrators, the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

     Edward L. Kunkel, Esq., Director.  Mr. Kunkel is 58 years of age.
He graduated with a Juris Doctor degree from the University of Southern California in 1973. From 1973 to 1978, he practiced law with the firm of Karns & Karabian in Los Angeles, California. From 1978 to the present, he has practiced educational law, real estate law and general business law in his own firm. Mr. Kunkel is a member of the State Bar of California, the Los Angeles County Bar Association and the National School Board Attorneys' Association. He has also been a licensed real estate broker since 1979.

     Craig Morrison, M.D., Advisory Board Member, is 63 years of age, and practices at the Brigham Young Student Health Center. He has been an attending and consulting staff general surgeon since 1978 at the following hospitals: Utah Valley Regional Medical Center, Orem Community Hospital, Colombia Mountain View Hospital and Central Valley Hospital. Dr. Morrison received his Doctor of Medicine Degree from the University of Oregon Medical School in 1970, followed by a pediatric internship and surgical residency at the University of Southern California-Los Angeles County Hospital and the Huntington Memorial Hospital in 1975.

     Leon Cass Terry, M.D., Ph.D., Advisory Board Member, is 64 years of age, and joined the Medical College of Wisconsin as a Professor of Neurology and Professor of Physiology in 1989, and has recently retired. Focusing on his professorial duties, Dr. Terry recently stepped down from his position as the Chairman of Neurology, which he held from June of 1989 to May, 2000. During his tenure, Dr. Terry was the Associate Dean for Ambulatory Care from January, 1997 to March, 1998, and was the Chief of Staff from January, 1997 to January, 1999. He also held previous teaching and professional positions as a Research Scientist for the University of Michigan, Institute of Gerontology; Professor of Neurology and Associate Professor of Physiology and Neurology at the University of Michigan; and Associate Professor of Neurology at the University of Tennessee Center for Health Sciences. Dr. Terry earned his Doctorate of Pharmacology from the University of Michigan, his Doctor of Medicine from Marquette University Medical School, his Ph.D. in Experimental Medicine from McGill University Medical School and his Master of Business Administration from the University of South Florida. Dr. Terry has authored over 100 peer-reviewed articles, abstracts and book chapters in well known and respected publications. He was also principal or co-investigator on over 30 grants from the National Institute of Health, various pharmaceutical companies, philanthropic donations and others. He has also conducted clinical trials in various neurologic disorders.

     Herbert J. Meiselman, Sc.D., Advisory Board Member, is 65 years of age. He is an active Professor and Vice Chairman of the University of Southern California School of Medicine, Department of Physiology and Biophysics. Professor Meiselman graduated from Michigan Technical University with a BS degree in 1962. He received a Sc.D. degree from the Massachusetts Institute of Technology in 1965. As a Research Fellow at the California Institute of Technology, he studied in-vivo microcirculatory blood flow from 1966 to 1968. In 1968, he expanded his research studies to include in-vivo blood rheology, a program jointly administered by the California Institute of Technology and the University of Southern California Medical School. Since 1972, Dr. Meiselman's research at the University of Southern California has been concentrated in the areas of blood rheology and the physical behavior of red blood cells and white blood cells. He has authored or co-authored over 300 papers on numerous blood-related topics.

     Robert Kwun, M.D., Advisory Board Member, is 40 years of age. He graduated from Harvard University, and then received his medical degree from Columbia University, in New York. His clinical training includes Columbia University's Manhattan Eye Ear and Throat Hospital, Los Angles Children's- USC Medical Center, the Doheny Eye Institute and New York's St. Vincent's Hospital.

     Jonathan Lakey, Ph.D., Advisory Board Member, is 42 years of age. Dr. Lakey obtained is Ph.D. in Experimental Surgery at the University of Alberta in 1995. In 1998, he established his research laboratory in the Department of Surgery at the Surgical Medical Research Institute at the University of Alberta.

     His research efforts have focused on cell and tissue preservation and transplantation, with specific focus on the isolation and survival of pancreatic islets for clinical transplantation into patients with diabetes. His contributions and partnership with Dr. James Shapiro led towards the improvement of islet isolation techniques and the "Edmonton Protocol" for patients with Type 1 diabetes.

     Dr. Lakey has been awarded several scholarships and research awards for his research achievements in islet transplantation from the Alberta Heritage Foundation for Medical Research, Canadian Diabetes Association and the Juvenile Diabetes Foundation International ("JDFI") and University Hospital Foundation and Diabetes Wellness Foundation. Dr. Lakey is the co-director of the JDFI Centre in Edmonton and Director of the JDFI Human Islet Distribution Program at the University of Alberta. Dr. Lakey serves on editorial boards of several diabetes and transplantation journals, reviews manuscripts for several journals and a Councilor for Cell Transplant Society.

     Among his honors, Dr. Lakey is the recipient of the Outstanding Leadership in Science Award from Alberta Science & Technology, Outstanding Achievement Award from the Canadian Diabetes Association and Studentship Awards from the Canadian Society for Clinical Investigations Trainee Award and Royal College of Physicians and Surgeons. Dr. Lakey was recently honored with the Meritorious Service Medal (2005) by the Governor General of Canada.

     Dr. Lakey has been widely published with over 200 referred papers and 16 book chapters, and submitted 346 scientific abstracts, and has recently published a book on islet isolation. Among the research efforts, Dr. Lakey and his team have assisted with several islet transplant centers worldwide in replicating The Edmonton Protocol.

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

     Compensation Committee.
     -----------------------

     We have not established a Compensation Committee because we believe that our three member Board of Directors is able to effectively manage the issues normally considered by a Compensation Committee.

     Nominating and Corporate Governance Committee.
     ----------------------------------------------

     We have not established a Nominating and Corporate Governance Committee because we believe that our three member Board of Directors is able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee.

Code of Ethics.
---------------

     We have adopted a Code of Ethics which was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2002. See Part III, Item 13.

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


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
Thomas C.
Drees, Ph.D,12/31/05    *     0     0     0      *     0   0
MBA, CEO,   12/31/04    *     0     0     0      *     0   0
President   12/31/03    0     0     0     0      0     0   0
and Chairman
of the Board

David E.
Nelson, CPA 12/31/05    *     0     0      0     *     0   0
CFO and     12/31/04    *     0     0      0     *     0   0
Director    12/31/03    0     0     0      0     0     0   0

Edward L.
Kunkel, Esq.12/31/05    *     0     0     0      *     0   0
Director    12/31/04    *     0     0     0      *     0   0
            12/31/03    0     0     0     0      0     0   0

                * Commencing with the quarter ended December 31, 2004, members of our Board of Directors will be paid 12,500 shares of common stock per quarter for all services rendered to us in lieu of employment contracts. See
                    Part III, Items 12 and 13, below.

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

Compensation of Directors.
--------------------------

     With the exception of Jonathan Lakey, Ph.D., all directors, executive officers and Medical Advisory Board Members will be paid of 50,000 shares of our common stock per year, in quarterly issuances.

     Jonathan Lakey, Ph.D. will be issued 50,000 shares of our common stock per quarter.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act, have been duly filed. However, the following filings were filed later than their due dates by our directors, executive officers or 5% stockholders:

                                            Date Report        Date Report
Filer                 Transaction               Due               Filed
-----                 -----------               ---               -----
David E. Nelson       Disposal of               10/27/04         04/18/05
CPA                     110,000 shares
Director, CFO,        Acquisition of            04/13/05         04/18/05
Secretary/Treasurer      25,000 shares
                      Disposal of               01/05/05         04/18/05
                        246,627 warrants

Edward L. Kunkel      Acquisition of            04/13/05         04/19/05
Esq.                     25,000 shares
Director

Thomas C. Drees       Acquisition of            04/13/05         04/19/05
Ph.D.                    25,000 shares
Director and President Disposal of              12/22/04         04/19/05
                        205,000 shares

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the Annual Report:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------

                                         Number of Shares        Percent
Name and Address                        Beneficially Owned       of Class*
----------------                        ------------------       --------
Thomas C. Drees, Ph.D., MBA                   40,253,133            49.9%
101 East Green Street, #11
Pasadena, California  91105

David E. Nelson, CPA                             504,294              .0062%
528 14th Avenue
Salt Lake City, Utah  84103

Edward L. Kunkel, Esq.                           300,000              .0037%
16 N. Marengo Ave, #517
Pasadena, California  91103
                                               ---------            -----
All directors and officers as a group         41,057,427            50.9%
(three persons)

               * Based upon 80,708,658 shares of outstanding common stock.

                         FIVE PERCENT STOCKHOLDERS
                         -------------------------
                                         Number of Shares         Percent
Name and Address                        Beneficially Owned       of Class *
----------------                        ------------------       --------
Thomas C. Drees, Ph.D., MBA                   40,253,133            49.9%
101 East Green Street, #11
Pasadena, California  91105
                                              ----------            -----
Total of all five percent                     40,253,133            49.9%
stockholders

               * Based upon 80,708,658 shares of outstanding common stock.

Changes in Control.
-------------------

     To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Related party payables at December 31, 2005, and 2004, represents amounts owed to our officers for reimbursement of expenses paid of $4,000.

     During the year ended December 31, 2004, we authorized the issuance of an aggregate of 32,777,266 shares of our common stock for: (i) the cancellation of certain debts in the amount of $1,313,144, and (ii) the contribution to the capital of accrued salary and interest on debt by members of management in the amount of $1,327,630. An additional 3,280,000 shares of common stock were authorized to be issued for services rendered to us. The issuance of these shares is reflected in our financial statements.

     In addition, two convertible notes payable in the aggregate amount of $28,750, plus accrued interest, were converted into 773,902 shares of our common stock. The issuance of these shares is also reflected in our financial statements.

     Except as indicated above, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

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

Parents of the Issuer.
----------------------

     Except and to the extent that Dr. Drees may be deemed to be a parent of ours by virtue of his substantial stock ownership, we have no parents.

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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.
--------------------

     See below for Exhibits that are incorporated herein by reference.

Exhibits Incorporated by Reference.*
------------------------------------
          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------
8-K Current Report dated September        Part I, Item 1
29, 2004**

8-K Current Report dated November           Part I, Item 1
17, 2004**

Definitive Information Statement            Part I, Item 4
filed December 23, 2005

10-KSB for the fiscal year ended            Part I, Item 1
December 31, 2004**

          (ii)

Exhibit
Number               Description
------               -----------
3.2 Articles of Amendment increasing the authorized shares-Definitive Information Statement filed 12/23/2005**

3.3           Bylaws-8-K Current Report dated 11/28/2005**

14            Code of Ethics-Form 10KSB for the year ended December 31, 2002**

23.1          Consent of HJ & Associates

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

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2005, and December 31, 2004:

     Fee category                      2005           2004
     ------------                      ----           ----

     Audit fees                        $14,100        $23,500

     Audit-related fees                $     0        $     0

     Tax fees                          $     0        $     0

     All other fees                    $     0        $     0

     Total fees                        $14,100        $23,500

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

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       SANGUINE CORPORATION




Date: 3/30/2006                      By /s/ Thomas C. Drees
      ---------------                    -------------------------------------
                                         Thomas C. Drees, Ph.D., MBA
                                         CEO, President and Chairman of the
                                         Board of Directors

Date: 3/30/2006                      By /s/ David E. Nelson
      ---------------                   -------------------------------------
                                        David E. Nelson, CPA
                                        CFO and Director