Form 10QSB
period 2006-03-31
SANGUINE CORP
filed 2006-05-10
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No                 (2)  Yes  X    No
         ---                               ---

Indicate by check mark whether the Issuer is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes     No X

             Applicable Only to Issuers Involved in Bankruptcy
                Proceedings During the Preceding Five Years

Not applicable.

                   Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: March 31, 2006 - 80,708,658 shares of common stock.


Transitional small business disclosure format (check one):  Yes    No X
                                                               ---   ---

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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2006 and December 31, 2005

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets



                              ASSETS

                                               March 31,       December 31,
                                                 2006             2005
                                              (Unaudited)

CURRENT ASSETS

 Cash                                           $      77,747  $  159,466
                                                -------------  ----------
                                                       77,747     159,466
PROPERTY AND EQUIPMENT, NET                             1,193       1,267
                                                -------------  ----------

  TOTAL ASSETS                                  $      78,940  $  160,733
                                                =============  ==========

The accompanying notes are an integral part of these consolidated financial statements.
                               F-2

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                March 31,   December 31,
                                                  2006          2005
                                              (Unaudited)

CURRENT LIABILITIES

 Related party payable                            $     4,000  $     4,000
 Accounts payable                                      37,760       63,493
 Accrued compensation                                  43,813       21,313
                                                  -----------  -----------
  Total Current Liabilities                            85,573       88,806
                                                  -----------  -----------

STOCKHOLDERS' DEFICIT

 Common stock: 200,000,000 shares authorized
  of $.001 par value, 80,708,658 shares issued
  and outstanding                                      80,709       80,709
 Additional paid-in capital                         5,710,086    5,710,086
 Accumulated deficit during the development stage  (5,797,428)  (5,718,868)
                                                  -----------  -----------
  Total Stockholders' Deficit                          (6,633)       71,927
                                                  -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $    78,940  $   160,733
                                                  ===========  ===========
The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                Development
                                                                  Stage on
                                                                 January 18,
                               For the Three Months Ended        1990 Through
                                      March 31,                   March 31,
                                   2006            2005             2006

REVENUE                           $   5,064     $     1,019    $    181,263
                                  ---------     -----------    ------------
OPERATING EXPENSES

     Professional Fees               15,931          18,052       2,757,385
     Research and Development        34,909               -       1,573,125
     Selling, general and
     administrative                  33,748          21,474       2,505,901
                                  ---------     -----------    ------------
       Total Operating Expenses      84,588          39,526       6,836,411
                                  ---------     -----------    ------------
LOSS FROM OPERATIONS                (79,524)        (38,507)     (6,655,148)
                                  ---------     -----------    ------------
OTHER INCOME (EXPENSE)

     Interest income                    964           1,871          38,299
     Interest expense                     -               -        (667,466)
     Loss on cash deposit                 -               -         (10,020)
     Gain on settlement of debt           -               -       1,496,907
                                  ---------     -----------    ------------
          Total Other Income
          (Expense)                     964           1,871         857,720
                                  ---------     -----------    ------------
NET LOSS                          $ (78,560)    $   (36,636)   $ (5,797,428)
                                  =========     ===========    ============
BASIC LOSS PER SHARE              $   (0.00)    $     (0.00)
                                  =========     ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING           80,708,658      78,826,113
                                 ==========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                From Inception
                                                                   of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                     For the Three Months Ended  1990, Through
                                              March 31,            March 31,
                                       2006             2005         2006
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                             $ (78,560)  $  (36,636)  $(5,797,428)
 Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Depreciation and amortization              74           25         4,907
  Common stock issued for services            -            -     2,515,337
  Stock warrants granted                                             8,650
  Interest on beneficial conversion
  feature                                     -            -        25,000
  Legal expense related to beneficial
  conversion feature                          -            -         3,750
  Note payable issued for services            -            -       727,950
  Gain on extinguishments of debt             -            -       (98,826)
  Gain on conversions of debt to equity       -            -    (1,398,081)
  Recognition of prepaid expenses and
  expenses prepaid with common stock          -            -       456,184
 Changes in assets and liabilities:
  Increase in accounts payable and
  related party payables                (25,733)     (11,370)      365,948
  Increase in accrued interest payable        -            -       547,279
  Increase in accrued liabilities             -       10,125        10,125
  Increase in customer deposits`              -            -        45,000
  Increase in accrued salaries           22,500            -       877,688
                                      ---------   ----------  ------------
   Net Cash Used by Operating
   Activities                           (81,719)     (37,856)   (1,706,517)

CASH FLOWS FROM INVESTING ACTIVITIES

 Cash paid for fixed assets                   -       (1,491)       (6,100)
                                      ---------   ----------  ------------
   Net Cash Used by Investing
   Activities                                 -       (1,491)       (6,100)
                                      ---------   ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from warrant conversion             -       72,795       424,700
 Proceeds from notes payable and
  notes payable-related party                 -            -       212,139
 Payments on notes payable and notes
  payable-related party                       -            -        (9,400)
 Proceeds from issuance of convertible
  debentures                                  -            -        40,000
 Contributed capital                          -            -           750
 Common stock issued for cash                 -            -     1,122,175
                                      ---------   ----------  ------------
  Net Cash Provided by Financing
  Activities                                  -       72,795     1,790,364
                                      ---------   ----------  ------------
NET INCREASE (DECREASE) IN CASH         (81,719)      33,448        77,747

CASH AT BEGINNING OF PERIOD             159,466      304,103             -
                                      ---------   ----------  ------------
CASH AT END OF PERIOD                 $  77,747   $  337,551  $     77,747
                                      =========   ==========  ============

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                                From Inception
                                                                   of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                     For the Three Months Ended  1990, Through
                                              March 31,            March 31,
                                       2006             2005         2006
SUPPLEMENTAL SCHEDULE OF CASH FLOW
ACTIVITIES

CASH PAID FOR:

 Interest                           $        -      $        -     $        -
 Income taxes                       $        -      $        -     $        -

NON-CASH FINANCING ACTIVITIES

  Conversion stock issued for debt
   conversion                       $        -      $    9,600     $    9,600
  Equity instruments issued for
   services rendered                $        -      $        -     $2,515,337
  Interest on beneficial conversion
   feature                          $        -      $        -     $   25,000
  Legal related to beneficial
   conversion feature               $        -      $        -     $    3,750
  Notes payable issued for services $        -      $        -     $  727,950
  Common stock issued for prepaid
   services                         $        -      $        -     $  236,284
  Common stock issued for debt      $        -      $        -     $2,822,067

                               F-6
The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                March 31, 2006 and December 31, 2005

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.
     Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -  NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123 )") which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to the Company's employee stock option and award plans based on estimated fair values. SFAS 123 ) supersedes the Company's previous accounting under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" ("APB25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123 ). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

     The Company adopted SFAS 123 ) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's financial statements as of and for the three month period ended March 31, 2006 reflect the impact of SFAS 123 ). In accordance with the modified prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123 ). There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three month period ended March 31, 2006.

     SFAS 123 ) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statement of Operations. Prior to the adoption of SFAS
     123 ), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
               March 31, 2006 and December 31, 2005


NOTE 2 -  NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS  (continued)

     ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Statement of Operations, because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period using the Black Scholes method. At December 31, 2005, the Company had no unvested share-based payment awards for which compensation expense should be recognized during the three month period ended March 31, 2006. Stock-based compensation expense recognized in the Company's Statement of Operations for the three month period ended March 31, 2006 only includes compensation expense for share-based payment awards granted, but not yet vested after January 1, 2006, and is based on the grant date fair value estimated in accordance with SFAS 123 ). Stock-based compensation expense recognized in the Company's Statement of Operation for the three month period ended March 31, 2006 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

NOTE 3 -  GOING CONCERN

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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
               March 31, 2006 and December 31, 2005

NOTE 4 -  STOCK WARRANTS

     A summary of the status of the Company's outstanding stock options as of March 31, 2006 and December 31, 2005 and changes during the periods then ended is presented below:



                                     Outstanding           Exercisable
                                            Weighted
                                 Number     Average           Number
                               Outstanding  Remaining      Exercisable
              Range of           at March   Contractual      at March
            Exercise Prices      31, 2006   Life             31, 2006
             $      0.1275        470,642       .40           470,642
                    0.08        2,193,115       .90         2,193,115
                    0.125         150,000       .70           150,000
                    0.28           30,000      1.90            30,000
                               ----------                  ----------
                                2,843,757                   2,843,757
                               ==========                  ==========

NOTE 5 -  RELATED PARTY TRANSACTION

     During the quarter ended March 31, 2006, there was a balance of $4,000 on related party notes payable.

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

     Our plan of operation for the next 12 months is to complete the preparation and submission of the U.S. FDA Investigational New Drug Application (IND) to support PHER-02 as a synthetic oxygen carrying product or blood substitute; which will include:

     * A Gap Analysis for the U.S. IND, meaning a Non-clinical Assessment, a Clinical Assessment and a Chemistry, Manufacturing and Controls Assessment
(CMC), preparation for an attendance at a Pre-IND meeting with the FDA, and preparation of a pre-IND briefing document to determine our progress towards the U.S. IND, with the aid and assistance of Beckloff Associates, Inc., a Cardinal Health company of Overland Park, Kansas ("Beckloff"); and

     * A Clinical Program and Study Design(s), meaning clinical experts will be utilized for assessment as well as attendance in the Pre-IND meeting, (if requested, with the aid and assistance of Beckloff.

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

Results of Operations.
----------------------

     Revenues for the quarters ending March 31, 2006, and 2005, were $5,064 and $1,019, respectively. We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

     We realized a net loss of $78,560 for the quarter ended March 31, 2006, and $36,636, the quarter ended March 31, 2006. Most of our expense related to the value of equity securities issued by us for services rendered.

     Our research and development expenses were $34,909 in the three months ended March 31, 2006, compared to $0 in the three months ended March 31, 2005. The decrease in 2005 was principally the result of our limited capital resources.

Liquidity.
----------

     As of March 31, 2006, we had $77,747 in cash, with $85,573 in current liabilities.

     During the quarter ended March 31, 2006, we had net expenses of $84,588, while receiving $5,064 in revenues. We received $1,019 in revenues, and had total expenses of $39,526 during the quarter ended March 31, 2005. Most of these expenses related to the value of equity securities issued by us for services rendered.

     Cash resources at March 31, 2006, and December 31, 2005, were $77,747 and $159,466, respectively. A portion of out liquidity during 2005 was provided by warrant exercises that resulted in the issuance of 1,193,254 shares for aggregate gross proceeds of $95,410.

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

Forward Looking Statements.
---------------------------

     Statements made in this Form 10-OSB Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, and future performance of our business, including, without limitation, (I) our ability to gain a larger share of the synthetic blood industry, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers and distributors, our ability to raise capital, and the growth of the synthetic blood industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Item 5.   Other Information.
----------------------------

     None; not applicable.

Item 6.   Exhibits.
-------------------

     Exhibits.

               Form 10-KSB Annual Report for the
               Year ended December 31, 2005.*

               31.1  302 Certification of Thomas C. Drees

               31.2  302 Certification of David E. Nelson

               32    Section 906 Certification.

               *  Incorporated herein by reference.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned there unto duly authorized.

                                      SANGUINE CORPORATION

Date: 5/10/2006                      By:/s/Thomas C. Drees
     -----------                        -------------------------------------
                                        Thomas C. Drees, Ph.D., CEO, President
                                        and Chairman of the Board of Directors



Date: 5/10/2006                      By:/s/David E. Nelson
     -----------                        -------------------------------------
                                        David E. Nelson
                                        CFO and Director