Form 10QSB
period 2006-06-30
SANGUINE CORP
filed 2006-08-14
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

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

Not applicable.

                   Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: June 30, 2006 - 81,683,658 shares of common stock.


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

               June 30, 2006 and December 31, 2005

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets



                              ASSETS

                                               June 30,       December 31,
                                                 2006             2005
                                              (Unaudited)

CURRENT ASSETS

 Cash                                           $      53,322  $  159,466
                                                -------------  ----------
                                                       53,322     159,466

PROPERTY AND EQUIPMENT, NET (Note 1)                    1,118       1,267
                                                -------------  ----------
  TOTAL ASSETS                                  $      54,440  $  160,733
                                                =============  ==========

The accompanying notes are an integral part of these consolidated financial statements.
                               F-2

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                June 30,   December 31,
                                                  2006          2005
                                              (Unaudited)

CURRENT LIABILITIES

 Related party payable                            $     4,000  $     4,000
 Accounts payable                                     111,655       63,493
 Accrued compensation                                  43,125       21,313
                                                  -----------  -----------
  Total Current Liabilities                           158,780       88,806
                                                  -----------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 200,000,000 shares authorized
  of $.001 par value, 81,283,658 and 80,708,658
  shares outstanding, respectively                     81,284       80,709
 Additional paid-in capital                         5,773,323    5,710,086
 Accumulated deficit during the development stage  (5,958,947)  (5,718,868)
                                                  -----------  -----------
  Total Stockholders' Equity (Deficit)               (104,340)      71,927
                                                  -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                       $    54,440  $   160,733
                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                 Development
                                                                  Stage on
                                For the Three    For the Six     January 18,
                                 Months Ended    Months Ended   1990 Through
                                   June 30,        June 30,       June 30,
                             2006        2005   2006     2005       2006

REVENUE                 $     500  $      -  $   5,563  $  1,019  $   181,763
                        ---------  --------  ---------  --------  -----------
OPERATING EXPENSES

 Professional Fees         13,967    73,558     29,898    91,410    2,771,352
 Research and Development 100,269         -    135,178         -    1,673,395
 Selling, general and
   administrative          48,305    41,384     82,053    62,858    2,554,206
                        ---------  --------  ---------  --------  -----------
  Total Operating Expenses162,541   114,742    247,129   154,268    6,998,953
                        ---------  --------  ---------  --------  -----------
LOSS FROM OPERATIONS     (162,041) (114,742)  (241,566) (153,249)  (6,817,190)
                        ---------  --------  ---------  --------  -----------
OTHER INCOME (EXPENSES)

 Interest income              523     2,767      1,487     4,638       38,822
 Interest expense               -         -          -         -     (667,466)
 Loss on cash deposit           -         -          -         -      (10,020)
 Gain (Loss) on
  settlement of debt            -         -          -         -    1,496,907
                        ---------  --------  ---------  --------  -----------
  Total Other Income
  (Expense)                   523     2,767      1,487     4,638      858,243
                        ---------  --------  ---------  --------  -----------
 NET LOSS               $(161,518)$(111,975) $(240,079)$(148,611) $(5,958,947)
                        =========  ========  =========  ========  ===========

BASIC LOSS PER SHARE    $   (0.00)$   (0.00) $   (0.00)$   (0.00)
                        =========  ========  =========  ========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING 81,040,325 80,330,546 80,885,649 80,092,320
                       ========== ========== ========== ==========



The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                From Inception
                                                                   of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                     For the Six Months Ended    1990, Through
                                              June 30,            June 30,
                                       2006             2005         2006
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                             $(240,079)  $ (148,611)  $(5,958,947)
 Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Depreciation and amortization             149           50         4,982
  Common stock issued for services       43,812       46,125     2,559,149
  Stock warrants granted                                             8,650
  Interest on beneficial conversion
  feature                                     -            -        25,000
  Legal expense related to beneficial
  conversion feature                          -            -         3,750
  Note payable issued for services            -            -       727,950
  Gain on extinguishments of debt             -            -       (98,826)
  Gain on conversions of debt to equity       -            -    (1,398,081)
  Recognition of prepaid expenses and
  expenses prepaid with common stock          -            -       456,184
 Changes in assets and liabilities:
  Increase in accounts payable and
  related party payables                 48,162          921       439,843
  Increase in accrued interest payable        -            -       547,279
  Increase in accrued liabilities             -            -        10,125
  Increase in customer deposits`              -            -        45,000
  Increase in accrued salaries           21,812       (3,750)      877,000
                                      ---------   ----------  ------------
   Net Cash Used by Operating
   Activities                          (126,144)    (105,265)   (1,750,942)

CASH FLOWS FROM INVESTING ACTIVITIES

 Cash paid for fixed assets                   -       (1,491)       (6,100)
                                      ---------   ----------  ------------
   Net Cash Used by Investing
   Activities                                 -       (1,491)       (6,100)
                                      ---------   ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from warrant conversion        20,000       95,410       444,700
 Proceeds from notes payable and
  notes payable-related party                 -            -       212,139
 Payments on notes payable and notes
  payable-related party                       -            -        (9,400)
 Proceeds from issuance of convertible
  debentures                                  -            -        40,000
 Contributed capital                          -            -           750
 Common stock issued for cash                 -            -     1,122,175
                                      ---------   ----------  ------------
  Net Cash Provided by Financing
  Activities                             20,000       95,410     1,810,364
                                      ---------   ----------  ------------
NET INCREASE (DECREASE) IN CASH        (106,144)     (11,346)       53,322

CASH AT BEGINNING OF PERIOD             159,466      304,103             -
                                      ---------   ----------  ------------
CASH AT END OF PERIOD                 $  53,322   $  292,757  $     53,322
                                      =========   ==========  ============

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                                From Inception
                                                                   of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                     For the Six Months Ended    1990, Through
                                              June 30,             June 30,
                                       2006             2005         2006
SUPPLEMENTAL SCHEDULE OF CASH FLOW
ACTIVITIES

CASH PAID FOR:

 Interest                           $        -      $        -     $        -
 Income taxes                       $        -      $        -     $        -

NON-CASH FINANCING AND INVESTING ACTIVITIES

  Conversion stock issued for debt
   conversion                       $        -      $    9,600     $    9,600
  Equity instruments issued for
   services rendered                $   43,812      $   46,125     $2,559,149
  Interest on beneficial conversion
   feature                          $        -      $        -     $   25,000
  Legal related to beneficial
   conversion feature               $        -      $        -     $    3,750
  Notes payable issued for services $        -      $        -     $  727,950
  Common stock issued for prepaid
   services                         $        -      $        -     $  236,284
  Common stock issued for debt      $        -      $        -     $2,822,067
  Interest on beneficial conversion
   feature                          $        -      $        -     $   25,000

                               F-6
The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                 June 30, 2006 and December 31, 2005

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.
     Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
               June 30, 2006 and December 31, 2005


NOTE 3 -  STOCK OPTIONS AND WARRANTS

     A summary of the status of the Company's outstanding stock options as of June 30, 2006 and December 31, 2005 and changes during the periods then ended is presented below:

                                      2006                 2005
                                          Weighted                   Weighted
                                          Average                    Average
                                          Exercise                   Exercise
                               Shares     Price            Shares    Price

Outstanding, beginning of year 2,843,757 $0.15       8,756,578         $0.15
Granted                                -     -          80,000          0.10
Expired/Cancelled                      -     -      (4,799,567)         0.21
Exercised                       (250,000) 0.08      (1,193,254)         0.08
                               --------- -----      ----------         -----
Outstanding end of year        2,593,757 $0.15      (1,193,254)        $0.09
                               --------- -----      ----------         -----
Exercisable                    2,543,757 $0.15       2,843,757         $0.09
                               --------- -----      ----------         -----


                                     Outstanding           Exercisable
                                            Weighted
                                 Number     Average           Number
                               Outstanding  Remaining      Exercisable
              Range of           at June    Contractual      at June
            Exercise Prices      30, 2006   Life             30, 2006
             $      0.1275        470,642       .1            470,642
                    0.08        1,943,115       .60         1,943,115
                    0.125         150,000       .40           150,000
                    0.28           30,000      1.60            30,000
                               ----------                  ----------
                                2,593,757                   2,593,757
                               ==========                  ==========

NOTE 4 -  RELATED PARTY TRANSACTION

     During the quarter ended June 30, 2006, there was a balance of $4,000 on related party notes payable.

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

     These cost estimates are based upon the prior experience of Thomas C. Drees, Ph.D., our President and CEO. Dr. Drees has more than 34 years' experience in the blood industry with Abbott Scientific, Alpha Therapeutics and Sanguine Corporation.

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

     In March, 2006, our Board of Directors resolved to offer for sale in a private placement 20,000,000 shares of our common stock that are "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission for $0.07 per share to "accredited investors" only, as that term is defined in Rule 501 of Regulation D. The anticipated aggregate gross proceeds of $1,400,000 will be utilized by us to fund the FDA required animal studies of our synthetic red cell blood product, PHER-02, for use in the transportation of pancreas islet cells in the treatment of diabetes and for other purposes. No shares have been sold on this private offering, and no assurance can be given that we will be successful in raising these funds. If we are unable to complete this funding, our continuing process to obtain FDA approval for the use of our product will be severely reduced and delayed.

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

Results of Operations.
----------------------

Three Months Ended June 30, 2006 compared to the Three Months Ended June 30,
2005.
-----

     Revenues for the quarters ending June 30, 2006, and 2005, were $500 and $0, respectively. We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

     We realized a net loss of $161,518 for the quarter ended June 30, 2006, and $111,975 for the quarter ended June 30, 2005. Most of our expense related to the value of equity securities issued by us for services rendered.

     Our research and development expenses were $100,269 in the three months ended June 30, 2006, compared to $0 in the three months ended June 30, 2005. The decrease in 2005 was principally the result of our limited capital resources.

Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005.
------------------------------------------------------------------------------

     Revenues for the six months ending June 30, 2006, and 2005, were $5,563 and $1,019, respectively. We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

     We realized a net loss of $240,079 for the six months ended June 30, 2006, and $148,611 for the six months ended June 30, 2005. Most of our expense related to the value of equity securities issued by us for services rendered.

     Our research and development expenses were $135,178 in the six months ended June 30, 2006, compared to $0 in the six months ended June 30, 2005. The decrease in 2005 was principally the result of our limited capital resources.

Liquidity.
----------

     As of June 30, 2006, we had $53,322 in cash, with $158,780 in current liabilities.

     During the quarter ended June 30, 2006, we had net expenses of $162,541, while receiving $500 in revenues. We received $0 in revenues, and had total expenses of $114,742 during the quarter ended June 30, 2005. Most of these expenses related to the value of equity securities issued by us for services rendered.

     Cash resources at June 30, 2006, and December 31, 2005, were $53,322 and $159,466, respectively. A portion of our liquidity during 2005 was provided by warrant exercises that resulted in the issuance of 1,193,254 shares for aggregate gross proceeds of $95,410.

     In March, 2006, our Board of Directors resolved to offer for sale in a private placement 20,000,000 shares of our common stock that are "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission for $0.07 per share to "accredited investors" only, as that term is defined in Rule 501 of Regulation D. The anticipated aggregate gross proceeds of $1,400,000 will be utilized by us to fund the FDA required animal studies of our synthetic red cell blood product, PHER-02, for use in the transportation of pancreas islet cells in the treatment of diabetes and for other purposes. No shares have been sold on this private offering, and no assurance can be given that we will be successful in raising these funds. If we are unable to complete this funding, our continuing process to obtain FDA approval for the use of our product will be severely reduced and delayed.

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

Item 3. Controls and Procedures.
--------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

     None; not applicable.

Item 2.   Unregistered sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

Name                               Date                       Shares
----                               ----                       ------
Thomas C. Drees                   5/4/06                      25,000
David E. Nelson                   5/4/06                      25,000
Edward L. Kunkel                  5/4/06                      25,000
Longevity Laboratories
c/o L. Cass Terry                 5/4/06                      25,000
Craig Morrison                    5/4/06                      25,000
Herbert J. Meiselman              5/4/06                      25,000
Robert Kwun                       5/4/06                      25,000
Jonathan Lakey                    5/4/06                     100,000
James Shapiro                     5/4/06                      50,000
Leonard W. Burningham            5/18/06                     250,000
M. E. Dancy Consulting Services   7/6/06                     400,000

     These shares were issued to these individuals for services rendered, with the exception of the shares issued to Leonard W. Burningham, who exercised warrants.

     We issued these securities to persons who were "accredited investors" as defined in Rule 501 of the Securities and Exchange Commission; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission; state sales to "accredited investors" are preempted by Section 18 of the Securities Act.

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

                                      SANGUINE CORPORATION

Date: 8/14/2006                      By:/s/Thomas C. Drees
     ----------                         -------------------------------------
                                        Thomas C. Drees, Ph.D., CEO, President
                                        and Chairman of the Board of Directors



Date: 8/14/2006                      By:/s/David E. Nelson
     ----------                         -------------------------------------
                                        David E. Nelson
                                        CFO and Director