Form 10KSB/A
period 2005-12-31
SANGUINE CORP
filed 2006-10-17
CIK 926287

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

                Issuers Involved in Bankruptcy Proceedings
                        During the past Five Years

     Not Applicable.

                   Applicable Only to Corporate Issuers

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: October 4, 2006 - 81,683,658 shares of common stock.

                    Documents Incorporated by Reference

     See Part III, Item I.

Transitional Small Business Issuer Format:   Yes  X   No
------------------------------------------       --- ----

This 10KSB is being amended because the Company determined it should have accounted for the potential risk of being unable to issue registered common stock for the warrants if they are exercised. We have only included Item 6, Management's Discussion and Analysis and Item 7, Financial Statements in this amended filing.

                              PART I
Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

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

     We realized a net loss of $337,751 for the year ended December 31, 2005, and a net gain of $843,384, with a gain of $0.02 per share during the calendar year ended December 31, 2004. Most of our expense related to the value of equity securities issued by us for services rendered.

     Our research and development expenses were $181,246 in 2005, compared to $14,823 in 2004. The decrease in 2004 was principally the result of our limited capital resources.

Liquidity.
----------

     As of December 31, 2005, we had $159,466 in cash, with $110,134 in current liabilities.

     During the calendar year ended December 31, 2005, we had net expenses of $348,032, while receiving $1,019 in revenues. We received $15,424 in revenues, and had total expenses of $518,345 during the calendar year ended December 31, 2004. Most of these expenses related to the value of equity securities issued by us for services rendered.

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

Item 7.  Financial Statements.
         ---------------------

     The financial statements in this Annual Report are being amended to account for the potential risk to the Company of being unable to issue registered common stock for certain outstanding warrants.

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



To the Board of Directors of
Sanguine Corporation
Pasadena, California

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

As discussed in Note 7, the consolidated financial statements for the year ended December 31, 2005 and 2004 have been restated to correct an error associated with the accounting for the potential risk of being unable to issue registered common stock for certain warrants upon their exercise.

/s/HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 23, 2006, except for Note 7
for which the date is August 31, 2006

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS

                                                             December 31,
                                                                2005
                                                          (Restated)
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

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets



              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                             December 31,
                                                                2005
                                                          (Restated)

CURRENT LIABILITIES

   Related party payables (Note 2)                            $     4,000
   Accounts payable                                                63,493
Warrant Liability                                               21,328
   Accrued compensation (Note 3)                                   21,313
                                                              -----------
  Total Current Liabilities                                    110,134
                                                              -----------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY

 Common stock: 200,000,000 shares authorized of
  $0.001 par value, 80,708,658 shares issued and
  outstanding                                                      80,709
 Additional paid-in capital                                     5,710,086
Deficit accumulated during the development stage            (5,740,196)
                                                              -----------
  Total Stockholders' Equity                                    50,599
                                                              -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   160,733
                                                              ===========

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations

                                                             From Inception of
                                                              the Development
                                                                    Stage
                                                               on January 18,
                                       For the Years Ended      1990 Through
                                         December 31,           December 31,
                                     2005           2004            2005
                                (Restated)    (Restated)     (Restated)

REVENUE                            $    1,019    $  15,424     $    176,199
                                   ----------    ---------     ------------
OPERATING EXPENSES

   Professional fees                   76,231      357,578        2,741,454
   Research and development           181,246       14,823        1,538,216
Selling, general & administrative   90,555      145,944       2,493,481
                                   ----------    ---------     ------------
  Total Operating Expenses            348,032      518,345        6,773,151
                                   ----------    ---------     ------------
LOSS FROM OPERATIONS                 (347,013)    (502,921)      (6,596,952)
                                   ----------    ---------     ------------
OTHER INCOME (EXPENSE)

 Interest income                        9,262          616           37,335
 Interest expense                           -     (103,814)        (667,466)
 Loss on cash deposit                       -            -          (10,020)
 Gain on settlement of debt                 -    1,449,503        1,496,907
                                   ----------    ---------     ------------
  Total Other Income (Expense)          9,262    1,346,305          856,756
                                   ----------    ---------     ------------
NET INCOME (LOSS)               $ (337,751)   $ 843,384   $ (5,740,196)
                                   ==========    =========      ============
BASIC INCOME (LOSS) PER SHARE      $    (0.00)   $    0.02
                                   ==========    =========
DILUTED INCOME PER SHARE           $    (0.00)   $    0.02
                                   ==========    =========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING BASIC                  80,322,502   40,051,302
                                   ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING DILUTED                80,322,502   48,807,880
                                   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Stockholders' Deficit

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

                      SANGUINE CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Deficit (Continued)

                                                                     Deficit
                                                        Expenses   Accumulated
                                            Additional Prepaid with During the
                              Common Stock     Paid In   Common    Development
                           Shares     Amount   Capital    Stock       Stage
Balance Forward         38,636,976 $38,637 $3,586,634   $ (62,943)$(6,245,829)

Common stock issued for
cash-less option
exercise at $0.06 and
$0.08 per share for
services                 3,528,666   3,529    246,192           -           -

Common stock issued for
services at $0.26
per share                  150,000     150     38,850     (62,943)          -

Common stock issued for
debt at $0.04 and $0.07
per share               33,302,502  33,302  1,319,425           -           -

Common stock issued for
Cash at $0.08-$0.15
per share                3,241,131   3,241    326,049           -           -

Common stock issued for
Cash-less warrant exercise
at  $0.28 per share         83,629      84        (84)          -           -

Net income for the year
ended December 31, 2004
(Restated)                       -       -          -           -  843,384
                       ----------- ------- ----------  ----------  ----------
Balance,
December 31, 2004
(Restated)              78,942,904  78,943  5,517,066         -(5,402,445)

Common stock issued for
services at $0.11-$0.30
per share                  412,500     413     80,713           -           -

Common stock issued for
cash at $0.08 per share  1,193,254   1,193     94,217           -           -

Common stock issued for
debt reduction at $0.06
per share                  160,000     160      9,440           -           -

Net loss for the year
ended December 31, 2005
(Restated)                       -       -          -           -(337,751)
                       ----------- ------- ----------  ----------  ----------
Balance,
December 31, 2005
(Restated)              80,708,658 $80,709 $5,701,436  $    - $(5,740,196)
                       =========== ======= ==========  ========== ===========


The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows


                                                             From Inception of
                                                              the Development
                                                                    Stage
                                                               on January 18,
                                       For the Years Ended      1990 Through
                                         December 31,           December 31,
                                     2005           2004            2005
                                (Restated)  (Restated)       (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                $  (337,751) $  843,384  $ (5,740,196)
 Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Depreciation and amortization             224           -             4,833
  Common stock issued for services       81,126     268,884         2,515,337
  Stock warrants granted                  8,650           -             8,650
  Interest on beneficial conversion
  feature                                     -           -            25,000
  Legal expense related to beneficial
  conversion feature                          -           -             3,750
  Note payable issued for services            -           -           727,950
  Gain on extinguishments of debt             -     (51,422)          (98,826)
  Gain on conversion of debt to
  equity                                      -  (1,398,081)       (1,398,081)
  Recognition of prepaid expenses and
  expenses prepaid with common stock          -      62,943           456,184
 Changes in assets and liabilities:
  Increase in accounts payable and
  related party payables                 41,020       7,459           391,681
  Increase in accrued interest payable        -     103,814           547,279
  Increase in accrued liabilities             -       7,756            10,125
  Increase in customer deposits               -      45,000            45,000
Increase (decrease) in warrant
   liability                            (43,013)     64,341         21,328
  Increase in accrued salaries           11,188           -           855,188
                                       --------  ----------    --------------
   Net Cash Used by Operating
   Activities                          (238,556)    (45,922)       (1,624,798)

CASH FLOWS FROM INVESTING ACTIVITIES

 Cash paid for fixed assets              (1,491)          -            (6,100)
                                       --------  ----------    --------------
   Net Cash Used by Investing
   Activities                            (1,491)          -            (6,100)
                                       --------  ----------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from warrant conversion        95,410     329,290           424,700
 Proceeds from notes payable and notes
 payable-related party                        -      18,762           212,139
 Payments on notes payable and notes
 payable related party                        -           -            (9,400)
 Proceeds from issuance of convertible
 debentures                                   -           -            40,000
 Contributed capital                          -           -               750
 Common stock issued for cash                 -           -         1,122,175
                                       --------  ----------    --------------
  Net Cash Provided by Financing
  Activities                             95,410     348,052         1,790,364
                                       --------  ----------    --------------
NET INCREASE (DECREASE) IN CASH        (144,637)    302,130           159,466

CASH AT BEGINNING OF YEAR               304,103       1,973                 -
                                       --------  ----------    --------------
CASH AT END OF YEAR                    $159,466  $  304,103    $      159,466
                                       ========  ==========    ==============

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)


                                                             From Inception of
                                                              the Development
                                                                    Stage
                                                               on January 18,
                                       For the Years Ended      1990 Through
                                         December 31,           December 31,
                                     2005           2004            2005
                                (Restated)   (Restated)      (Restated)
SUPPLEMENTAL SCHEDULE OF CASH FLOW
ACTIVITIES

CASH PAID FOR:

  Interest                          $       -       $       -      $        -
  Income taxes                      $       -       $       -      $        -

NON-CASH FINANCING ACTIVITIES

  Conversion stock issued for debt
   conversion                       $    9,600      $        -     $    9,600
  Common stock issued for services
  rendered                          $   81,126      $  268,884     $2,515,337
  Interest on beneficial conversion
  feature                           $        -      $        -     $   25,000
  Legal expense related to beneficial
  conversion feature                $        -      $        -     $    3,750
  Notes payable issued for services $        -      $        -     $  727,950
  Common stock issued for prepaid
  services                          $        -      $        -     $  236,284
  Common stock issued for debt      $        -      $2,822,067     $2,822,067

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

     c.  Basic and Diluted Income (Loss) Per Share

     The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.
                                                     For the Years Ended
                                                         December 31,
                                                    2005            2004


    Loss (numerator)                           $(337,751)  $   843,384
       Shares (denominator)                      80,322,502    40,051,302
       Per share amount                              $ (.00)       $  .02

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (Continued)

       c.  Basic and Diluted Income (Loss) Per Share (continued)

       The computation of diluted income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                     For the Years Ended
                                                         December 31,
                                                       2005         2004

    Loss (numerator)                           $(337,751)   $  843,384
       Shares (denominator)                      80,322,502    48,807,880
       Per share amount                              $ (.00)       $  .02


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

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       (Continued)

       e.  Income Taxes (Continued)

       Net deferred tax liabilities asset consists of the following components as of December 31, 2005 and 2004:

                                              2005            2004
                                          (Restated)        (Restated)
       Deferred tax assets:
        NOL Carryover                     $1,011,800      $ 889,700
        Accured Salaries                      16,600         29,900
                                           ---------      ---------
                                           1,028,400        919,600

       Deferred tax liabilities:

       Valuation allowance                (1,028,400)      (919,600)
                                           ---------      ---------
        Net deferred tax asset             $       -      $       -
                                           =========      =========


  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                               2005            2004
                                             (Restated)     (Restated)

        Book Income                          $ (131,720)   $  328,920
        NOL carryforward                              -      (522,325)
        Stock for Services/Options Expense       21,980       164,405
        Meals and Entertainment                      58             -
        Warranty liability                      (12,405)       29,000
        Change in valuation allowance           122,087             -
                                             ----------    ----------
                                             $        -    $        -
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

NOTE 5 - STOCK OPTIONS AND WARRANTS

     During February 2002, the Company entered into a consulting agreement which provides for the issuance of 300,000 warrants. The consultant received 100,000 warrants upon signing the contract while the remaining 200,000 warrants are contingent upon receipt of funding generated by the consultant. The warrants are exercisable at a price of $0.125 per share and expire February 6, 2007. As of December 31, 2002, no funding has been generated by the consultant and 100,000 warrants are issued and exercisable. In 2002, the Company recognized $11,252 in expense associated with the issuance of these warrants.

     During February 2002, the Company issued three warrants to purchase an aggregate of 3,000,000 shares of the Company's common stock to individuals related to an entity that received the exclusive license rights of the Company's PHER-02 product in Asia (See Note 4). The warrants are exercisable at a price of $0.15 per share and expire February 21, 2005. The warrants also have a call provision, which the Company can exercise and require the holders of the warrants to exercise their warrants if at any time the Company's common stock trades for an amount equal to or greater than $1.00 per share for 10 consecutive trading days. In 2002, the Company recognized $237,455 in expense associated with the issuance of these warrants.

     During March 2002, and in connection with the issuance of a convertible debenture, the Company issued warrants to purchase 5,937,500 shares of common stock at an exercise price of the greater of $0.08 or 66 2/3% of the five-day trading average of the Company's common stock. The Company recognized $682,465 in expense associated with the issuance of these
     warrants.      Subsequent to the filing of our Form 10KSB for the year
     ended December 31, 2005, the Company determined it should have accounted for the potential risk of being unable to issue registered common stock for the warrants if they are exercised. Under the Subscription Agreement, if the Company is unable to issue the common stock when the warrants are exercised, it is required to pay the holders of the warrants a sum equal to the closing price of the common stock on the trading date immediately preceding the date notice is given for exercise of the warrants, less the purchase price. A substantial number of the original warrants have been exercised and the related shares issued. The Company has determined the risk of this liability occurring relating to the remaining warrants outstanding to be 10 percent and has booked a liability accordingly.

     Through December 31, 2000, a total of 3,744,385 of these warrants have been exercised with 2,193,115 remaining outstanding.

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
                ==========                 =======  ==========     =======

NOTE 6 - GOING CONCERN

       The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses, which have resulted in an accumulated deficit of $5,740,196 at December 31, 2005, which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company's management has taken certain steps to maintain its operating and

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2005 and 2004

NOTE 6 - GOING CONCERN (continued)

       financial requirements in an effort to enable the Company to continue as a going concern until such time that revenues are sufficient to cover expenses, including:

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


NOTE 7 - CORRECTION OF AN ERROR

     Subsequent to the filing of our Form 10KSB for the year ended December 31, 2005, the Company determined it should have accounted for the potential risk of being unable to issue registered common stock for the warrants if they are exercised. As discussed in Note 5, under the Subscription Agreement, if the Company is unable to issue the common stock when the warrants are exercised, it is required to pay the holders of the warrants a sum equal to the closing price of the common stock on the trading date immediately preceding the date notice is given for exercise of the warrants, less the purchase price. A substantial number of the original warrants have been exercised and the related shares issued. The Company has determined the risk of this liability occurring relating to the remaining warrants outstanding to be 10 percent and has booked a liability accordingly. The effect of the restatement is as follows:

Consolidated Statement of Operations for the year ended December 31, 2005

                          As  Reported      As  Adjusted      Effect of Change

     Revenues              $   1,019          $   1,019          $       -

     Expenses                391,045            348,032            (43,013)
                           ---------          ---------          ---------
     Loss from operations  $(390,026)         $(347,013)         $ (43,013)
                           =========          =========          =========

Consolidated Statement of Operations for the year ended December 31, 2004

                          As  Reported      As  Adjusted      Effect of Change

     Revenues              $  15,424          $  15,424          $       -

     Expenses                454,004            518,345            (64,341)
                           ---------          ---------          ---------
     Loss from operations  $(438,580)         $(502,921)         $ (64,341)
                           =========          =========          =========

                     SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

NOTE 7 - CORRECTION OF AN ERROR (continued)

     Consolidated Balance Sheet as of December 31, 2005

                          As  Reported      As  Adjusted      Effect of Change

     Current liabilities     $    88,806     $   110,134       $ 21,328

     Deficit accumulated
      during the development
      stage                  $(5,718,868)    $(5,740,196)      $(21,328)

     Consolidated Balance Sheet as of December 31, 2004

                          As  Reported      As  Adjusted      Effect of Change

     Current liabilities     $    46,198     $   110,539       $ 64,341

     Deficit accumulated
      during the development
      stage                  $(5,338,104)    $(5,402,445)      $(64,341)


Consolidated Statement of Cash Flows for the year ended December 31, 2005


                          As  Reported      As  Adjusted      Effect of Change

     Net income             $(380,764)       $(337,751)        $ (43,013)

     Increase (decrease) in
       Warrant liability    $       -        $ (43,013)        $ (43,013)

Consolidated Statement of Cash Flows for the year ended December 31, 2004


                          As  Reported      As  Adjusted      Effect of Change

     Net income             $ 907,725        $ 843,384        $ (64,341)

     Increase (decrease) in
       Warrant liability    $       -        $  64,341        $  64,341

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




Date: 10/17/2006                     By /s/ Thomas C. Drees
      ---------------                   -------------------------------------
                                        Thomas C. Drees, Ph.D., MBA
                                        CEO, President and Chairman of the
                                        Board of Directors

Date: 10/17/2005                     By /s/ David E. Nelson
      ---------------                   -------------------------------------
                                        David E. Nelson, CPA
                                        CFO and Director