Form 10QSB/A
period 2006-03-31
SANGUINE CORP
filed 2006-10-17
CIK 926287

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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2006 and December 31, 2005

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets



                              ASSETS

                                               March 31,       December 31,
                                                 2006             2005
                                              (Unaudited)
                                           (Restated)        (Restated)
CURRENT ASSETS

 Cash                                           $      77,747  $  159,466
                                                -------------  ----------
                                                       77,747     159,466
PROPERTY AND EQUIPMENT, NET                             1,193       1,267
                                                -------------  ----------

  TOTAL ASSETS                                  $      78,940  $  160,733
                                                =============  ==========

The accompanying notes are an integral part of these consolidated financial statements.
                               F-2

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                March 31,      December 31,
                                                  2006             2005
                                              (Unaudited)
                                           (Restated)        (Restated)
CURRENT LIABILITIES

 Related party payable                            $     4,000  $     4,000
 Accounts payable                                      37,760       63,493
Warrant liability                                   11,375       21,328
 Accrued compensation                                  43,813       21,313
                                                  -----------  -----------
  Total Current Liabilities                         96,948      110,134
                                                  -----------  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 200,000,000 shares authorized
  of $.001 par value, 80,708,658 shares issued
  and outstanding                                      80,709       80,709
 Additional paid-in capital                         5,710,086    5,710,086
Accumulated deficit during the development stage(5,808,803) (5,740,196)
                                                  -----------  -----------
  Total Stockholders' Deficit                      (18,008)      50,599
                                                  -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $    78,940  $   160,733
                                                  ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                Development
                                                                  Stage on
                                                                 January 18,
                               For the Three Months Ended        1990 Through
                                      March 31,                   March 31,
                                   2006            2005             2006
                               (Restated)     (Restated)     (Restated)

REVENUE                           $   5,064     $     1,019    $    181,263
                                  ---------     -----------    ------------
OPERATING EXPENSES

     Professional Fees               15,931          18,052       2,757,385
     Research and Development        34,909               -       1,573,125
  Selling, general and
     administrative                  23,795          13,420      2,517,276
                                  ---------     -----------    ------------
    Total Operating Expenses      74,635          31,472      6,847,786
                                  ---------     -----------    ------------
LOSS FROM OPERATIONS             (69,571)        (30,453)   (6,666,523)
                                  ---------     -----------    ------------
OTHER INCOME (EXPENSE)

     Interest income                    964           1,871          38,299
     Interest expense                     -               -        (667,466)
     Loss on cash deposit                 -               -         (10,020)
     Gain on settlement of debt           -               -       1,496,907
                                  ---------     -----------    ------------
          Total Other Income
          (Expense)                     964           1,871         857,720
                                  ---------     -----------    ------------
NET LOSS                       $ (68,607)    $   (28,582) $ (5,808,803)
                                  =========     ===========    ============
BASIC LOSS PER SHARE              $   (0.00)    $     (0.00)
                                  =========     ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING           80,708,658      78,826,113
                                 ==========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                From Inception
                                                                   of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                     For the Three Months Ended  1990, Through
                                              March 31,            March 31,
                                       2006             2005         2006
                                 (Restated)     (Restated)   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                            $ (68,607)  $  (28,582)$(5,808,803)

 Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Depreciation and amortization              74           25         4,907
  Common stock issued for services            -            -     2,515,337
  Stock warrants granted                                             8,650
  Interest on beneficial conversion
  feature                                     -            -        25,000
  Legal expense related to beneficial
  conversion feature                          -            -         3,750
  Note payable issued for services            -            -       727,950
  Gain on extinguishments of debt             -            -       (98,826)
  Gain on conversions of debt to equity       -            -    (1,398,081)
  Recognition of prepaid expenses and
  expenses prepaid with common stock          -            -       456,184
 Changes in assets and liabilities:
  Increase in accounts payable and
  related party payables                (25,733)     (11,370)      365,948
  Increase in accrued interest payable        -            -       547,279
  Increase in accrued liabilities             -       10,125        10,125
  Increase in customer deposits`              -            -        45,000
Increase (decrease) in warrant
   liability                             (9,953)      (8,054)       11,375
  Increase in accrued salaries           22,500            -       877,688
                                      ---------   ----------  ------------
   Net Cash Used by Operating
   Activities                           (81,719)     (37,856)   (1,706,517)

                                      ---------   ----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash paid for fixed assets                   -       (1,491)       (6,100)
                                      ---------   ----------  ------------
   Net Cash Used by Investing
   Activities                                 -       (1,491)       (6,100)
                                      ---------   ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from warrant conversion             -       72,795       424,700
 Proceeds from notes payable and
  notes payable-related party                 -            -       212,139
 Payments on notes payable and notes
  payable-related party                       -            -        (9,400)
 Proceeds from issuance of convertible
  debentures                                  -            -        40,000
 Contributed capital                          -            -           750
 Common stock issued for cash                 -            -     1,122,175
                                      ---------   ----------  ------------
  Net Cash Provided by Financing
  Activities                                  -       72,795     1,790,364
                                      ---------   ----------  ------------
NET INCREASE (DECREASE) IN CASH         (81,719)      33,448        77,747

CASH AT BEGINNING OF PERIOD             159,466      304,103             -
                                      ---------   ----------  ------------
CASH AT END OF PERIOD                 $  77,747   $  337,551  $     77,747
                                      =========   ==========  ============

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                                From Inception
                                                                   of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                     For the Three Months Ended  1990, Through
                                              March 31,            March 31,
                                       2006             2005         2006
                                  (Restated)     (Restated)  (Restated)
SUPPLEMENTAL SCHEDULE OF CASH FLOW
ACTIVITIES

CASH PAID FOR:

 Interest                           $        -      $        -     $        -
 Income taxes                       $        -      $        -     $        -

NON-CASH FINANCING ACTIVITIES

  Conversion stock issued for debt
   conversion                       $        -      $    9,600     $    9,600
  Equity instruments issued for
   services rendered                $        -      $        -     $2,515,337
  Interest on beneficial conversion
   feature                          $        -      $        -     $   25,000
  Legal related to beneficial
   conversion feature               $        -      $        -     $    3,750
  Notes payable issued for services $        -      $        -     $  727,950
  Common stock issued for prepaid
   services                         $        -      $        -     $  236,284
  Common stock issued for debt      $        -      $        -     $2,822,067

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

NOTE 2 -  NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to the Company's employee stock option and award plans based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" ("APB25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's financial statements as of and for the three month period ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three month period ended March 31, 2006.

     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
               March 31, 2006 and December 31, 2005


NOTE 2 -  NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS  (continued)

     ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Statement of Operations, because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period using the Black Scholes method. At December 31, 2005, the Company had no unvested share-based payment awards for which compensation expense should be recognized during the three month period ended March 31, 2006. Stock-based compensation expense recognized in the Company's Statement of Operations for the three month period ended March 31, 2006 only includes compensation expense for share-based payment awards granted, but not yet vested after January 1, 2006, and is based on the grant date fair value estimated in accordance with SFAS 123(R). Stock-based compensation expense recognized in the Company's Statement of Operation for the three month period ended March 31, 2006 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

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

NOTE 6 - CORRECTION OF AN ERROR

     Subsequent to the filing of our Form 10QSB for the year ended March
     31, 2006, the Company determined it should have accounted for the potential risk of being unable to issue registered common stock for the warrants if they are exercised. Under the Subscription Agreement, if the Company is unable to issue the common stock when the warrants are exercised, it is required to pay the holders of the warrants a sum equal to the closing price of the common stock on the trading date immediately preceding the date notice is given for exercise of the warrants, less the purchase price. A substantial number of the original warrants have been exercised and the related shares issued. The Company has determined the risk of this liability occurring relating to the remaining warrants outstanding to be 10 percent and has booked a liability accordingly. The effect of the restatement is as follows:

                     SANGUINE CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                   March 31, 2006 and December 31, 2005

NOTE 6 - RESTATEMENT (continued)

Consolidated Statement of Operations for the quarter ended March 31, 2006

                          As  Reported      As  Adjusted      Effect of Change

     Revenues              $   5,064          $   5,064          $       -

     Expenses                 84,588             74,635             (9,953)
                           ---------          ---------          ---------
     Loss from operations  $ (79,524)         $ (69,571)         $  (9,953)
                           =========          =========          =========

Consolidated Statement of Operations for the year ended December 31, 2005

                          As  Reported      As  Adjusted      Effect of Change

     Revenues              $   1,019          $   1,019          $       -

     Expenses                391,045            348,032            (43,013)
                           ---------          ---------          ---------
     Loss from operations  $(390,026)         $(347,013)         $ (43,013)
                           =========          =========          =========

Consolidated Statement of Operations for the quarter ended March 31, 2005

                          As  Reported      As  Adjusted      Effect of Change

     Revenues              $   1,019          $   1,019          $       -

     Expenses                 39,526             31,472             (8,054)
                           ---------          ---------          ---------
     Loss from operations  $ (38,507)         $ (30,453)         $  (8,054)
                           =========          =========          =========


     Consolidated Balance Sheet as of March 31, 2006

                          As  Reported      As  Adjusted      Effect of Change

     Current liabilities     $    85,573     $    96,948       $ 11,375

     Deficit accumulated
      during the development
      stage                  $(5,797,428)    $(5,808,803)      $(11,375)

     Consolidated Balance Sheet as of December 31, 2005

                          As  Reported      As  Adjusted      Effect of Change

     Current liabilities     $    88,806     $   110,134       $ 21,328

     Deficit accumulated
      during the development
      stage                  $(5,718,868)    $(5,740,196)      $(21,328)


Consolidated Statement of Cash Flows for the quarter ended March 31, 2006


                          As  Reported      As  Adjusted      Effect of Change

     Net loss               $ (78,560)        $ (68,607)        $   9,953

     Increase (decrease) in
       Warrant liability    $       -         $  (9,953)        $  (9,953)

Consolidated Statement of Cash Flows for the year ended December 31, 2005


                          As  Reported      As  Adjusted      Effect of Change

     Net income             $(380,764)       $(337,751)        $ (43,013)

     Increase (decrease) in
       Warrant liability    $       -        $ (43,013)        $ (43,013)

Consolidated Statement of Cash Flows for the quarter ended March 31, 2005


                          As  Reported      As  Adjusted      Effect of Change

     Net loss               $ (36,636)        $ (28,582)        $   8,054

     Increase (decrease) in
       Warrant liability    $       -         $  (8,054)        $  (8,054)

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

     We realized a net loss of $68,607 for the quarter ended March 31, 2006, and $36,636 for the quarter ended March 31, 2005. Most of our expense related to the value of equity securities issued by us for services rendered.

     Our research and development expenses were $34,909 in the three months ended March 31, 2006, compared to $0 in the three months ended March 31, 2005. The decrease in 2005 was principally the result of our limited capital resources.

Liquidity.
----------

     As of March 31, 2006, we had $77,747 in cash, with $96,948 in current liabilities.

     During the quarter ended March 31, 2006, we had net expenses of $74,635, while receiving $5,064 in revenues. We received $1,019 in revenues, and had total expenses of $39,526 during the quarter ended March 31, 2005. Most of these expenses related to the value of equity securities issued by us for services rendered.

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

                                      SANGUINE CORPORATION

Date: 10/17/2006                     By:/s/Thomas C. Drees
     -----------                        -------------------------------------
                                        Thomas C. Drees, Ph.D., CEO, President
                                        and Chairman of the Board of Directors



Date: 10/17/2006                     By:/s/David E. Nelson
     -----------                        -------------------------------------
                                        David E. Nelson
                                        CFO and Director