Form 10QSB/A
period 2006-06-30
SANGUINE CORP
filed 2006-10-17
CIK 926287

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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 2006 and December 31, 2005

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets



                              ASSETS

                                               June 30,       December 31,
                                                 2006             2005
                                              (Unaudited)
                                           (Restated)       (Restated)
CURRENT ASSETS

 Cash                                           $      53,322  $  159,466
                                                -------------  ----------
                                                       53,322     159,466

PROPERTY AND EQUIPMENT, NET (Note 1)                    1,118       1,267
                                                -------------  ----------
  TOTAL ASSETS                                  $      54,440  $  160,733
                                                =============  ==========

The accompanying notes are an integral part of these consolidated financial statements.
                               F-2

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                June 30,       December 31,
                                                  2006             2005
                                              (Unaudited)
                                              (Restated)     (Restated)
CURRENT LIABILITIES

 Related party payable                            $     4,000  $     4,000
 Accounts payable                                     111,655       63,493

Warrant liability                                   38,906       21,328
 Accrued compensation                                  43,125       21,313
                                                  -----------  -----------
 Total Current Liabilities                         197,686      110,134
                                                  -----------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

 Common stock: 200,000,000 shares authorized
  of $.001 par value, 81,283,658 and 80,708,658
  shares outstanding, respectively                     81,284       80,709
 Additional paid-in capital                         5,773,323    5,710,086
Accumulated deficit during the development stage(5,997,853) (5,740,196)
                                                  -----------  -----------
  Total Stockholders' Equity (Deficit)            (143,246)      50,599
                                                  -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $    54,440  $   160,733
                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                 Development
                                                                  Stage on
                                For the Three    For the Six     January 18,
                                 Months Ended    Months Ended   1990 Through
                                   June 30,        June 30,       June 30,
                             2006        2005   2006     2005       2006
                     (Restated)(Restated)(Restated)(Restated)(Restated)

REVENUE                 $     500  $      -  $   5,563  $  1,019  $   181,763
                        ---------  --------  ---------  --------  -----------
OPERATING EXPENSES

 Professional Fees         13,967    73,358     29,898    91,410    2,771,352
 Research and Development 100,269         -    135,178         -    1,673,395
Selling, general and
   administrative          75,836    10,691     99,631    24,111 2,593,112
                        ---------  --------  ---------  --------  -----------
Total Operating Expenses190,072   84,249    264,707   115,521 7,037,859
                        ---------  --------  ---------  --------  -----------
LOSS FROM OPERATIONS  (189,572)  (84,249) (259,144)(114,502)(6,856,096)
                        ---------  --------  ---------  --------  -----------
OTHER INCOME (EXPENSES)

 Interest income              523     2,767      1,487     4,638       38,822
 Interest expense               -         -          -         -     (667,466)
 Loss on cash deposit           -         -          -         -      (10,020)
 Gain (Loss) on
  settlement of debt            -         -          -         -    1,496,907
                        ---------  --------  ---------  --------  -----------
  Total Other Income
  (Expense)                   523     2,767      1,487     4,638      858,243
                        ---------  --------  ---------  --------  -----------
NET LOSS             $(189,049) $(81,482) $(257,657)$(109,964) $(5,997,853)
                        =========  ========  =========  ========  ===========

BASIC LOSS PER SHARE    $   (0.00)$   (0.00) $   (0.00)$   (0.00)
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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                From Inception
                                                                   of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                     For the Six Months Ended    1990, Through
                                              June 30,            June 30,
                                       2006             2005         2006
                                 (Restated)      (Restated)  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                           $(257,657)  $ (109,864) $(5,997,853)

 Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Depreciation and amortization             149           50         4,982
  Common stock issued for services       43,812       46,125     2,559,149
  Stock warrants granted                                             8,650
  Interest on beneficial conversion
  feature                                     -            -        25,000
  Legal expense related to beneficial
  conversion feature                          -            -         3,750
  Note payable issued for services            -            -       727,950
  Gain on extinguishments of debt             -            -       (98,826)
  Gain on conversions of debt to equity       -            -    (1,398,081)
  Recognition of prepaid expenses and
  expenses prepaid with common stock          -            -       456,184
 Changes in assets and liabilities:
  Increase in accounts payable and
  related party payables                 48,162          921       439,843
  Increase in accrued interest payable        -            -       547,279
  Increase in accrued liabilities             -            -        10,125
Increase in warrant liability         17,578      (38,747)       38,906
  Increase in customer deposits`              -            -        45,000
  Increase in accrued salaries           21,812       (3,750)      877,000
                                      ---------   ----------  ------------
   Net Cash Used by Operating
   Activities                          (126,144)    (105,265)   (1,750,942)

                                      ---------   ----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash paid for fixed assets                   -       (1,491)       (6,100)
                                      ---------   ----------  ------------
   Net Cash Used by Investing
   Activities                                 -       (1,491)       (6,100)
                                      ---------   ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from warrant conversion        20,000       95,410       444,700
 Proceeds from notes payable and
  notes payable-related party                 -            -       212,139
 Payments on notes payable and notes
  payable-related party                       -            -        (9,400)
 Proceeds from issuance of convertible
  debentures                                  -            -        40,000
 Contributed capital                          -            -           750
 Common stock issued for cash                 -            -     1,122,175
                                      ---------   ----------  ------------
  Net Cash Provided by Financing
  Activities                             20,000       95,410     1,810,364
                                      ---------   ----------  ------------
NET INCREASE (DECREASE) IN CASH        (106,144)     (11,346)       53,322

CASH AT BEGINNING OF PERIOD             159,466      304,103             -
                                      ---------   ----------  ------------
CASH AT END OF PERIOD                 $  53,322   $  292,757  $     53,322
                                      =========   ==========  ============

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                                From Inception
                                                                   of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                     For the Six Months Ended    1990, Through
                                              June 30,             June 30,
                                       2006             2005         2006
                             (Restated)       (Restated)     (Restated)
SUPPLEMENTAL SCHEDULE OF CASH FLOW
ACTIVITIES

CASH PAID FOR:

 Interest                           $        -      $        -     $        -
 Income taxes                       $        -      $        -     $        -

NON-CASH FINANCING AND INVESTING ACTIVITIES

  Conversion stock issued for debt
   conversion                       $        -      $    9,600     $    9,600
  Equity instruments issued for
   services rendered                $   43,812      $   46,125     $2,559,149
  Legal related to beneficial
   conversion feature               $        -      $        -     $    3,750
  Notes payable issued for services $        -      $        -     $  727,950
  Common stock issued for prepaid
   services                         $        -      $        -     $  236,284
  Common stock issued for debt      $        -      $        -     $2,822,067
  Interest on beneficial conversion
   feature                          $        -      $        -     $   25,000

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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
               June 30, 2006 and December 31, 2005


NOTE 3 -  STOCK OPTIONS AND WARRANTS

     A summary of the status of the Company's outstanding stock options as of June 30, 2006 and December 31, 2005 and changes during the periods then ended is presented below:

                                      2006                 2005
                                          Weighted                   Weighted
                                          Average                    Average
                                          Exercise                   Exercise
                               Shares     Price            Shares    Price

Outstanding, beginning of year 2,843,757 $0.15       8,756,578         $0.15
Granted                                -     -          80,000          0.10
Expired/Cancelled                      -     -      (4,799,567)         0.21
Exercised                       (250,000) 0.08      (1,193,254)         0.08
                               --------- -----      ----------         -----
Outstanding end of year        2,593,757 $0.15       2,843,757         $0.09
                               --------- -----      ----------         -----
Exercisable                    2,843,757 $0.15       2,843,757         $0.09
                               --------- -----      ----------         -----


                                     Outstanding           Exercisable
                                            Weighted
                                 Number     Average           Number
                               Outstanding  Remaining      Exercisable
              Range of           at June    Contractual      at June
            Exercise Prices      30, 2006   Life             30, 2006

             $      0.1275        470,642       .1            470,642
                    0.08        1,943,115       .60         1,943,115
                    0.125         150,000       .40           150,000
                    0.28           30,000      1.60            30,000
                               ----------                  ----------
                                2,593,757                   2,593,757
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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
               June 30, 2006 and December 31, 2005


NOTE 6 - CORRECTION OF AN ERROR

     Subsequent to the filing of our Form 10QSB for the year ended June
     30, 2006, the Company determined it should have accounted for the potential risk of being unable to issue registered common stock for the warrants if they are exercised. Under the Subscription Agreement, if the Company is unable to issue the common stock when the warrants are exercised, it is required to pay the holders of the warrants a sum equal to the closing price of the common stock on the trading date immediately preceding the date notice is given for exercise of the warrants, less the purchase price. A substantial number of the original warrants have been exercised and the related shares issued. The Company has determined the risk of this liability occurring relating to the remaining warrants outstanding to be 10 percent and has booked a liability accordingly. The effect of the restatement is as follows:

Consolidated Statement of Operations for the six months ended June 30, 2006

                          As  Reported      As  Adjusted      Effect of Change

     Revenues              $   5,563          $   5,563          $       -

     Expenses                247,129            264,707            (17,578)
                           ---------          ---------          ---------
     Loss from operations  $(241,566)         $(259,144)         $ (17,578)
                           =========          =========          =========

Consolidated Statement of Operations for the year ended December 31, 2005

                          As  Reported      As  Adjusted      Effect of Change

     Revenues              $   1,019          $   1,019          $       -

     Expenses                391,045            348,032            (43,013)
                           ---------          ---------          ---------
     Loss from operations  $(390,026)         $(347,013)         $ (43,013)
                           =========          =========          =========

Consolidated Statement of Operations for the six months ended June 30, 2005

                          As  Reported      As  Adjusted      Effect of Change

     Revenues              $   1,019          $   1,019          $       -

     Expenses                154,268            115,521            (38,747)
                           ---------          ---------          ---------
     Loss from operations  $(153,249)         $(114,502)         $ (38,747)
                           =========          =========          =========


     Consolidated Balance Sheet as of June 30, 2006

                          As  Reported      As  Adjusted      Effect of Change

     Current liabilities     $   158,780     $   197,686       $ 38,906

     Deficit accumulated
      during the development
      stage                  $(5,958,947)    $(5,997,853)      $(38,906)

     Consolidated Balance Sheet as of December 31, 2005

                          As  Reported      As  Adjusted      Effect of Change

     Current liabilities     $    88,806     $   110,134       $ 21,328

     Deficit accumulated
      during the development
      stage                  $(5,718,868)    $(5,740,196)      $(21,328)


Consolidated Statement of Cash Flows for the six months ended June 30, 2006


                          As  Reported      As  Adjusted      Effect of Change

     Net loss               $(240,079)        $(257,657)        $  17,578

     Increase (decrease) in
       Warrant liability    $       -         $  17,578         $  17,578

Consolidated Statement of Cash Flows for the year ended December 31, 2005


                          As  Reported      As  Adjusted      Effect of Change

     Net income             $(380,764)       $(337,751)        $ (43,013)

     Increase (decrease) in
       Warrant liability    $       -        $ (43,013)        $ (43,013)

Consolidated Statement of Cash Flows for the six months ended June 30, 2005


                          As  Reported      As  Adjusted      Effect of Change

     Net loss               $(148,611)        $(109,864)        $  38,747

     Increase (decrease) in
       Warrant liability    $       -         $ (38,747)        $ (38,747)

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

     We realized a net loss of $189,049 for the quarter ended June 30, 2006, and $111,975 for the quarter ended June 30, 2005. Most of our expense related to the value of equity securities issued by us for services rendered.

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

     We realized a net loss of $257,657 for the six months ended June 30, 2006, and $148,611 for the six months ended June 30, 2005. Most of our expense related to the value of equity securities issued by us for services rendered.

     Our research and development expenses were $135,178 in the six months ended June 30, 2006, compared to $0 in the six months ended June 30, 2005. The decrease in 2005 was principally the result of our limited capital resources.

Liquidity.
----------

     As of June 30, 2006, we had $53,322 in cash, with $197,686 in current liabilities.

     During the quarter ended June 30, 2006, we had net expenses of $190,072, while receiving $500 in revenues. We received $0 in revenues, and had total expenses of $114,742 during the quarter ended June 30, 2005. Most of these expenses related to the value of equity securities issued by us for services rendered.

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