Form 10QSB
period 2006-09-30
SANGUINE CORP
filed 2006-11-13
CIK 926287

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

            September 30, 2006 and December 31, 2005

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheets



                              ASSETS

                                            September 30,       December 31,
                                                 2006             2005
                                              (Unaudited)
CURRENT ASSETS

 Cash                                           $      50,647  $  159,466
                                                -------------  ----------
                                                       50,647     159,466

PROPERTY AND EQUIPMENT, NET                             1,043       1,267
                                                -------------  ----------
  TOTAL ASSETS                                  $      51,690  $  160,733
                                                =============  ==========

The accompanying notes are an integral part of these consolidated financial statements.
                               F-2

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                            September 30,       December 31,
                                                  2006             2005
                                              (Unaudited)
CURRENT LIABILITIES

 Related party payable                            $     4,000  $     4,000
 Accounts payable                                     237,026       63,493
 Warrant liability                                      9,554       21,328
 Accrued compensation                                  66,562       21,313
                                                  -----------  -----------
 Total Current Liabilities                            317,142      110,134
                                                  -----------  -----------

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 200,000,000 shares authorized
  of $.001 par value, 81,683,658 and 80,708,658
  shares outstanding, respectively                     81,684       80,709
 Additional paid-in capital                         5,872,923    5,710,086
 Accumulated deficit during the development stage  (6,220,059)  (5,740,196)
                                                  -----------  -----------
  Total Stockholders' Equity (Deficit)               (265,452)      50,599
                                                  -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                       $    51,690  $   160,733
                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)

                                                                    From
                                                              Inception of the
                                                                 Development
                                                                  Stage on
                                For the Three    For the Nine    January 18,
                                 Months Ended    Months Ended   1990 Through
                                 September 30,   September 30,  September 30,
                             2006        2005   2006     2005       2006

REVENUE                 $       -  $      -  $   5,563  $  1,019  $   181,763
                        ---------  --------  ---------  --------  -----------
OPERATING EXPENSES

 Professional Fees        115,156    59,194    145,054   150,604    2,886,508
 Research and Development 109,112         -    244,290         -    1,782,507
 Selling, general and
   administrative          (1,620)   36,854     98,011    99,712    2,591,492
                        ---------  --------  ---------  --------  -----------
Total Operating Expenses  222,648    96,048    487,355   250,316    7,260,507
                        ---------  --------  ---------  --------  -----------
LOSS FROM OPERATIONS     (222,648)  (96,048)  (481,792) (249,297)  (7,078,744)
                        ---------  --------  ---------  --------  -----------
OTHER INCOME (EXPENSES)

 Interest income              442     2,523      1,929     7,160       39,264
 Interest expense               -         -          -         -     (667,466)
 Loss on cash deposit           -         -          -         -      (10,020)
 Gain on
  settlement of debt            -         -          -         -    1,496,907
                        ---------  --------  ---------  --------  -----------
  Total Other Income
  (Expense)                   442     2,523      1,929     7,160      858,685
                        ---------  --------  ---------  --------  -----------
NET GAIN/(LOSS)         $(222,206) $(93,525) $(479,863)$(242,137) $(6,220,059)
                        =========  ========  =========  ========  ===========

BASIC EARNINGS (LOSS)
 PER SHARE              $   (0.00)$   (0.00) $   (0.00)$   (0.00)
                        =========  ========  =========  ========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING 81,283,658 80,458,658 81,009,665 80,198,169
                       ========== ========== ========== ==========



The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                From Inception
                                                                   of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                     For the Nine Months Ended   1990, Through
                                          September 30,         September 30,
                                       2006             2005         2006
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                             $(479,863)  $ (242,137)  $(6,220,059)

 Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Depreciation and amortization             224           75         5,057
  Common stock issued for services      143,812       46,125     2,659,149
  Interest on beneficial conversion
  feature                                     -            -        25,000
  Stock warrants granted                                             8,650
  Legal expense related to beneficial
  conversion feature                          -            -         3,750
  Note payable issued for services            -            -       727,950
  Gain on extinguishments of debt             -            -       (98,826)
  Gain on conversions of debt to equity       -            -    (1,398,081)
  Recognition of prepaid expenses and
  expenses prepaid with common stock          -            -       456,184
 Changes in assets and liabilities:
  Increase in accounts payable and
  related party payables                173,533       20,056       565,214
  Increase in accrued interest payable        -            -       547,279
  Increase in accrued liabilities             -            -        10,125
  Increase in customer deposits`              -            -        45,000
  Increase (decrease) warrant
    liability                           (11,774)           -         9,554
  Increase in accrued salaries           45,249       24,875       900,437
                                      ---------   ----------  ------------
   Net Cash Used by Operating
   Activities                          (128,819)    (151,006)   (1,753,617)

                                      ---------   ----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Cash paid for fixed assets                   -       (1,491)       (6,100)
                                      ---------   ----------  ------------
   Net Cash Used by Investing
   Activities                                 -       (1,491)       (6,100)
                                      ---------   ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from warrant conversion             -       95,410       424,700
 Proceeds from notes payable and
  notes payable-related party                 -            -       212,139
 Payments on notes payable and notes
  payable-related party                       -            -        (9,400)
 Proceeds from issuance of convertible
  debentures                                  -            -        40,000
 Contributed capital                          -            -           750
 Common stock issued for cash            20,000            -     1,142,175
                                      ---------   ----------  ------------
  Net Cash Provided by Financing
  Activities                             20,000       95,410     1,810,364
                                      ---------   ----------  ------------
NET INCREASE (DECREASE) IN CASH        (108,819)     (57,087)       50,647

CASH AT BEGINNING OF PERIOD             159,466      304,103             -
                                      ---------   ----------  ------------
CASH AT END OF PERIOD                 $  50,647   $  247,016  $     50,647
                                      =========   ==========  ============

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                                From Inception
                                                                   of the
                                                                 Development
                                                                  Stage on
                                                                 January 18,
                                     For the Nine Months Ended   1990, Through
                                          September 30,         September 30,
                                       2006             2005         2006
SUPPLEMENTAL SCHEDULE OF CASH FLOW
ACTIVITIES

CASH PAID FOR:

 Interest                           $        -      $        -     $        -
 Income taxes                       $        -      $        -     $        -

NON-CASH FINANCING AND INVESTING ACTIVITIES

  Conversion stock issued for debt
   conversion                       $        -      $    9,600     $    9,600
  Common Stock issued for
   services rendered                $  143,812      $   46,125     $2,659,149
  Legal related to beneficial
   conversion feature               $        -      $        -     $    3,750
  Notes payable issued for services $        -      $        -     $  727,950
  Common stock issued for prepaid
   services                         $        -      $        -     $  236,284
  Interest on beneficial conversion
   feature                          $        -      $        -     $   25,000

                               F-6
The accompanying notes are an integral part of these consolidated financial statements.

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
               September 30, 2006 and December 31, 2005

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.
     Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

                SANGUINE CORPORATION & SUBSIDIARY
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
             September 30, 2006 and December 31, 2005


NOTE 3 -  STOCK OPTIONS AND WARRANTS

     A summary of the status of the Company's outstanding stock options as of September 30, 2006 and December 31, 2005 and changes during the periods then ended is presented below:

                                      2006                 2005
                                          Weighted                   Weighted
                                          Average                    Average
                                          Exercise                   Exercise
                               Shares     Price            Shares    Price

Outstanding, beginning of year 2,843,757 $  0.15     8,756,578         $0.15
Granted                                -     -          80,000          0.10
Expired/Cancelled               (470,642) 0.1275    (4,799,567)         0.21
Exercised                       (250,000)   0.08    (1,193,254)         0.08
                               --------- -------    ----------         -----
Outstanding end of year        2,123,115 $  0.15     2,843,757         $0.09
                               --------- -------    ----------         -----
Exercisable                    2,123,115 $  0.15     2,843,757         $0.09
                               --------- -------    ----------         -----


                                     Outstanding           Exercisable
                                            Weighted
                                 Number     Average           Number
                               Outstanding  Remaining      Exercisable
              Range of        at September  Contractual    at September
            Exercise Prices      30, 2006   Life             30, 2006

             $      0.08        1,943,115       .30         1,943,115
                    0.125         150,000       .10           150,000
                    0.28           30,000      1.30            30,000
                               ----------                  ----------
                                2,123,115                   2,123,115
                               ==========                  ==========

NOTE 4 -  RELATED PARTY TRANSACTION

     During the quarter ended September 30, 2006, there was a balance of $4,000 on related party notes payable.

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

     In March, 2006, our Board of Directors resolved to offer for sale in a private placement 20,000,000 shares of our common stock that are "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission for $0.07 per share to "accredited investors" only, as that term is defined in Rule 501 of Regulation D. We were not successful in raising these funds. Effective October 17, 2006, our Board of Directors resolved to offer for sale in a private placement 6,666,667 shares of our common stock that are "restricted securities" for $0.06 per share to "accredited investors." The anticipated aggregate gross proceeds of $400,000 will be utilized by us to partially fund the FDA required animal studies of our synthetic red cell blood product, PHER-02, for use in the transportation of pancreas islet cells in the treatment of diabetes and for other purposes. No shares have been sold on this private offering, and no assurance can be given that we will be successful in raising these funds. If we are unable to complete this funding, our continuing process to obtain FDA approval for the use of our product will be severely reduced and delayed.

     Our ability to carry out our plan depends entirely upon our ability to obtain additional substantial equity, debt financing or royalties. We cannot assure you that we will receive this financing, and except for the possibility of receiving funds from the exercise of our outstanding warrants, we do not have any arrangements that would ensure us any funding. If we do not receive funding, we will not be able to proceed with our business plans.

Results of Operations.
----------------------

Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005.
-------------------

     Revenues for the quarters ending September 30, 2006, and 2005, were $0 and $0, respectively. We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

     We realized a net loss of $222,206 for the quarter ended September 30, 2006, and $93,525 for the quarter ended September 30, 2005. Most of our expense related to the value of equity securities issued by us for services rendered.

     Our research and development expenses were $109,112 in the three months ended September 30, 2006, compared to $0 in the three months ended September 30, 2005. The decrease in 2005 was principally the result of our limited capital resources.

Nine Months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2005.
-------------------

     Revenues for the nine months ending September 30, 2006, and 2005, were $5,563 and $1,019, respectively. We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

     We realized a net loss of $479,863 for the nine months ended September 30, 2006, and $242,137 for the nine months ended September 30, 2005. Most of our expense related to the value of equity securities issued by us for services rendered.

     Our research and development expenses were $244,290 in the nine months ended September 30, 2006, compared to $0 in the nine months ended September 30, 2005. The decrease in 2005 was principally the result of our limited capital resources.

Liquidity.
----------

     As of September 30, 2006, we had $50,647 in cash, with $317,142 in current liabilities.

     During the quarter ended September 30, 2006, we had net expenses of $222,648, while receiving $0 in revenues. We received $0 in revenues, and had total expenses of $96,048 during the quarter ended September 30, 2005. Most of these expenses related to the value of equity securities issued by us for services rendered.

     Cash resources at September 30, 2006, and December 31, 2005, were $50,647 and $159,466, respectively. A portion of our liquidity during 2005 was provided by warrant exercises that resulted in the issuance of 1,193,254 shares for aggregate gross proceeds of $95,410.

     Effective October 17, 2006, our Board of Directors resolved to offer for sale in a private placement 6,666,667 shares of our common stock that are

"restricted securities" for $0.06 per share to "accredited investors."

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

     None; not applicable.

Item 2.   Unregistered sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

Name                               Date                       Shares
----                               ----                       ------
M. E. Dancy Consulting Services   7/6/06                     400,000

     These shares were issued to this individual for services rendered.

     M. E. Dancy Consulting Services is an "accredited investors" as defined in Rule 501 of the Securities and Exchange Commission; and had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission; state sales to "accredited investors" are preempted by Section 18 of the Securities Act.

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

                                      SANGUINE CORPORATION

Date: 11/6/2006                      By:/s/Thomas C. Drees
     ----------                         -------------------------------------
                                        Thomas C. Drees, Ph.D., CEO, President
                                        and Chairman of the Board of Directors



Date: 11/6/2006                      By:/s/David E. Nelson
     ----------                         -------------------------------------
                                        David E. Nelson
                                        CFO and Director