Form 10KSB
period 2006-12-31
SANGUINE CORP
filed 2007-03-27
CIK 926287

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                             FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2006

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

                    $0.001 par value common stock

     Check whether the Issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)   Yes  X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the Issuer is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes    No  X

     State the Issuer's revenues for its most recent fiscal year: December 31, 2006 - $5,563.

     State the aggregate market value of the voting stock of the Issuer held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: March 20, 2007 - $4,997,747.76. There are approximately 41,647,898 shares of common voting stock of the Issuer beneficially owned by non-affiliates. This valuation is based upon the bid price of our common as quoted on the OTCBB of the National Association of Securities Dealers, Inc. on that date ($0.12).

               (Issuers Involved in Bankruptcy Proceedings
                        During the past Five Years)

     Not Applicable.

                   (Applicable Only to Corporate Issuers)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 19, 2007 - 82,842,825 shares of common stock.

                    Documents Incorporated by Reference

     See Part III, Item I.

Transitional Small Business Issuer Format:   Yes     No  X

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

     PHER-02 is still being used to develop a deep sea diving oxygenation treatment of the bends for the U.S. Navy submarine crews.

     We also continue to confer with the U.S. Army Medical Corps to develop a "golden hour" medical kit using PHER-02 to allow self blood transfusion on the battlefield.

     We have successfully completed animal toxicity and efficacy trials at the University of Alberta (Canada) respecting transporting of pancreas islet cells. See our 8-K Current Report dated November 17, 2004, that was filed with the Securities and Exchange Commission on November 18, 2004, and which is incorporated herein by reference. See Part III, Item 13.

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

     Developmental Information for the Year Ended December 31, 2006.
     ---------------------------------------------------------------

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

     In March, 2006, our Board of Directors resolved to offer for sale in a private placement 20,000,000 shares of our common stock that were "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission for $0.07 per share to "accredited investors" only, as that term is defined in Rule 501 of Regulation D. The anticipated aggregate gross proceeds of $1,400,000 were to be utilized by us to fund the FDA required animal studies of our synthetic red cell blood product, PHER-02, for use in the transportation of pancreas islet cells in the treatment of diabetes and for other purposes. This offering was terminated without making any sales in the third quarter of 2006.

     On October 18, 2006, our Board of Directors resolved to offer for sale in a private placement 6,666,667 shares of our common stock that are "restricted securities" to "accredited investors" at $0.06 per share for aggregate gross proceeds of $400,000. This offering was closed on February 12, 2007, with 746,667 shares having been sold for gross proceeds of approximately $44,800.

     Developmental Information subsequent to the Year Ended December 31, 2006.
     -------------------------------------------------------------------------

     Effective January, 2007 we extended the expiration dates of 1,943,115 outstanding warrants to purchase shares of our common stock at $0.08 per share to March, 2008, or a year from the date on which they were scheduled to expire.

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

     * developing a deep sea diving oxygenation treatment of the bends for use by the U.S. Navy on its submarine crews; and

     * completing the animal toxicity and efficacy trials respecting transporting of pancreas islet cells.

     In our third phase of operations, intended to commence during our second quarter of 2007, we intend to continue developing the perfluorocarbon compounds in PHER-O2 in order to optimize its quality; and begin animal safety and efficacy trials in accordance with FDA guidelines and comparable foreign regulatory requirements, with the aid and assistance of Beckloff, a Cardinal Health company. We will need additional funding for these purposes.

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

Principal Products or Services and their Markets.
-------------------------------------------------

     We have one lead product, PHER-O2, and 15 extensions of that product.
Our success hinges largely on the success of this product. We cannot assure you that it will ever be successful. PHER-O2 is made up of perfluoro-decalin, which is a type of perfluorocarbon that is harmless to humans and the atmosphere and was used in the FDA approved first generation product, Fluosol, purified water and a proprietary surfactant to hold the emulsion together. Perfluoro-decalin gives our product its oxygen carrying ability. The surfactant is non-toxic and was FDA approved in Fluosol and, being fluorinated, helps increase PHER-O2's oxygen carrying capacity and emulsion stability. We believe that the unique chemical nature of PHER-O2 will make it ideal for many medical applications, although each application will be subject to the same types of rigorous testing, clinical trials and governmental regulatory approval process.

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

     We intend to fully exploit the immense worldwide market for each of these applications.

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

     One of our former competitors had obtained in 1989 FDA approval under Dr. Drees' management for the use of a similar product in angioplasty, the treatment of blocked arteries with small inflated balloons. This application involves the injection of the blood substitute into the artery past the inflated balloon. As a result, the heart receives more oxygen, the treating physician can keep the balloon inflated longer and the angioplasty is more effective than it would otherwise be. This competitor announced in 1993 that it would no longer manufacture its product, leaving us well positioned in this market segment. Fluosol was non-stable, so it had to be frozen, which made it difficult to handle.

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

Distribution Methods of the Products or Services.
-------------------------------------------------

None; not applicable.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

None; not applicable.

Competitive Business Conditions and the Small Business Issuer's Competitive Position in the Industry and Methods of Competition.
----------------------------------------------------

      10 years ago, there were 15 possible competitors. Three companies are still working to develop alternatives to human blood. They include:

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

     Each of these competitors files reports with the Securities and Exchange Commission, and these reports are available for review in the Securities and Exchange Commission's EDGAR Archives. These competitors are involved in the development of a wide variety of human blood substitutes, including synthetic compounds, recycled outdated human blood and bovine hemoglobin. Neither the list of competitors nor the list of human blood substitutes is exhaustive. Furthermore, some of our existing or potential competitors have significantly greater technical and financial resources than we do and may be better able to develop, test, produce and market products. These competitors may develop products that are competitive with or better than our product and that may render our product obsolete. We can provide no assurance that we will be able to compete successfully.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     We plan to purchase highly purified medical-grade perfluorocarbons and surfactants from reliable vendors and to emulsify these ingredients in our own or other facilities, depending upon funding. FluoroMed, LP, F2 Chemicals, Ltd. and KC America are qualified medical grade perfluorocarbon vendors. Surfactants are available through several U. S. vendors. Because sterile intravenous solutions manufacturing plants are very expensive and FDA approval of these plants is a lengthy process, we intend to hire a third party to package the product in sterile plastic bags with intravenous sets attached. Abbott Laboratories, Baxter, B. Braun Medical Inc., Fresenius Kabi, and Alliance Medical Products, Inc. are a few of the U. S. companies with the qualifications and capacity to perform this function. However, we cannot assure you that any of these ingredients or services will be available or that they will be available at prices that are low enough to make our operations profitable.

Dependence on One or a Few Major Customers.
-------------------------------------------

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration.
------------------------------------

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

     We have a Consulting Agreement with Beckloff, a Cardinal Health company, that was effective for one year commencing on March 25, 2005, whereby Beckloff agreed to assist us in implementing, conducting and completing our FDA testing and approval process. Subject to available funding, we expect these services to continue through 2007 for the same purposes.

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

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

     We cannot assure you that these testing procedures will be successfully completed, that if completed, they will show PHER-O2 to be safe and efficacious, or that we will obtain any required governmental approvals. Nor can we assure you that we will ever be permitted to market PHER-O2 in the United States or most foreign countries. The same holds true for any other related products or proprietary rights that we may develop.

Effect of Existing or Probable Governmental Regulations on the Business.
------------------------------------------------------------------------

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

     In the case of biologic products such as PHER-O2, the results of pharmaceutical development and the pre-clinical and clinical testing are submitted to the FDA in the form of a Product License Application. This application must be approved before commercial sales may begin. We must also file an Establishment License Application, which describes the manufacturing process for the product and the facility at which the product will be produced. The FDA may respond to the filings by granting a license for the manufacture of the product from a designated facility and the commercial sale of the product. It may also deny the applications if it finds that the applications do not meet the criteria for regulatory approval, require additional testing or information or require post-marketing testing and surveillance to monitor the safety of the product if it does not believe that the applications contains adequate evidence of the safety and efficacy of the drug. Despite the submission of this data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. The testing and approval process is likely to require substantial time and effort. We cannot guarantee that approval will be granted for our product or our proposed facilities on a timely basis, if at all.

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

Research and Development Costs During the Last Two Fiscal Years.
----------------------------------------------------------------

     Since inception, we have expended a total of approximately $1,900,000 on research and development. During years ended December 31, 2006, and 2005, research and development expense was approximately $361,432 and $181,246, respectively. None of these costs were borne by customers or others.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     Management believes that all of the substances making up PHER-O2 are inert and non-toxic and that no toxic or hazardous materials will be byproducts of the manufacturing process of PHER-O2. PHER-O2 is totally inert. Accordingly, we do not believe that we will have any material expenditures for compliance with environmental laws, rules or regulations.

Number of Total Employees and Number of Full Time Employees.
------------------------------------------------------------

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

Reports to Security Holders.
----------------------------

     You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of our Company's stockholders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

                                  PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

Market Information.
-------------------

     Our common stock commenced to trade on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in the second quarter of 1994 under the symbol "SGNC."

     The range of high and low bid quotations for our common stock during each quarter of the year ended December 31, 2005, and December 31, 2006, is presented below. Prices are inter-dealer quotations as reported by the NASD (or the NQB, LLC) and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 2005                          $.35                $.26

June 30, 2005                           $.29                $.145

September 30, 2005                      $.16                $.10

December 31, 2005                       $.17                $.095

March 31, 2006                          $.16                $.12

June 30, 2006                           $.22                $.105

September 30, 2006                      $.24                $.11

December 31, 2006                       $.125                $.075


          * The future sale of presently outstanding "restricted securities" (common stock) by present members of our management and others may have an adverse effect on any market in the shares of our common stock. See the heading "Recent Sales of Unregistered Securities," directly below.

Holders.
--------

     The number of record holders of our common stock as of March 20, 2007, was approximately 563.

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
approved
by
security
holders

Equity
compen-
sation
plans not      2,123,115                .08                   4,375,000
approved
by
security
holders

Total          2,123,115                                      4,375,000


Recent Sales of Unregistered Securities.
----------------------------------------

     Restricted Securities.
     ----------------------

     The following "restricted securities" of our Company were sold during the past three calendar years:

                         Number of
Name                   Shares or Units         Date            Consideration
----                   ---------------         ----            -------------

Leonard W. Burningham,  500,000                 9/2004          Services
Esq. (2)

Seven (7) persons
and/or entities (3)   2,800,000                 9/2004          Services

Nine (9) persons
and/or entities (4)     773,902                 9/2004        Conversion of
                                                            Convertible Notes
Ascendiant Capital
Group LLC (5)           228,666                 9/2004      Conversion of Debt

Thomas C. Drees,
Ph.D. (6)            31,604,000                 9/2004      Conversion of Debt

Anthony & Audrey
Hargreaves Trust (7)    924,600                 9/2004      Conversion of Debt

Richard H. Walker (5)   300,000                12/2004      Warrant Exercise

Jossef Kahlon (5)       700,000                12/2004      Warrant Exercise

Medical Advisory Board  150,000                12/2004            Services
(1)

Kelly Trimble (8)       163,691                12/2004      Warrant Exercise

Mark Sansom   (8)       163,690                12/2004      Warrant Exercise

Jason Douglas (8)       100,000                12/2004      Warrant Exercise

Max Sabour (8)          100,000                12/2004      Warrant Exercise

Todd Kinney (8)         100,000                12/2004      Warrant Exercise

Robert Kwun (1)         100,000                12/2004      Warrant Exercise

Leonard W. Burningham,  513,750                12/2004      Warrant Exercise
Esq. (8)

Branden Burningham,     350,000                12/2004      Warrant Exercise
Esq. (8)

Brad Burningham,        350,000                12/2004      Warrant Exercise
Esq. (8)

Leonard W. Burningham,  300,000                12/2004      Warrant Exercise
Esq. C/F (8)

Richard P. Stanton (5)   83,629                12/2004      Warrant Exercise

Leonard W. Burningham,  200,000                2005         Warrant Exercise
Esq.(8)

Joseph Trabacoone(8)    100,000                2005         Warrant Exercise

Todd Kinney(8)          100,000                2005         Warrant Exercise

William P. Archer(8)    100,000                2005         Warrant Exercise

Robert S. Howell(8)      46,627                2005         Warrant Exercise

SCS, Inc.(9)            160,000                2005         Warrant Exercise

Susan Johnston(8)       100,000                2005         Warrant Exercise

James R. Dunn(8)        100,000                2005         Warrant Exercise

Joseph Trabaccone(8)     90,000                2/2005       Warrant Exercise

Robert Kwun(1)           73,313                2/2005       Services

Medical Advisory Board   37,500                4/2005       Services
(1)

Robert Kwun(1)           50,000                4/2005       Services

Joseph Trabaccone(8)     83,314                4/2005       Warrant Exercise

Thomas C. Drees(1)       25,000                4/2005       Services

David E. Nelson(1)       25,000                4/2005       Services

Edward L. Kunkel(1)      25,000                4/2005       Services

Leonard W. Burningham,  200,000                5/2005       Warrant Exercise
Esq. (8)

Thomas C. Drees(1)       25,000               10/2005       Services

David E. Nelson(1)       25,000               10/2005       Services

Edward L. Kunkel(1)      25,000               10/2005       Services

Medical Advisory Board   75,000               10/2005       Services
(1)

Robert Kwun(1)          100,000               10/2005       Services


Thomas C. Drees(1)       25,000               5/2006        Services


David E. Nelson(1)       25,000               5/2006        Services

Edward L. Kunkel(1)      25,000               5/2006        Services

Medical Advisory Board   75,000               5/2006        Services
(1)

Robert Kwun(1)           25,000               5/2006        Services

Jonathan Lakey(1)       100,000               5/2006        Services

James Shapiro(1)         50,000               5/2006        Services

Leonard W. Burningham(8)250,000               5/2006        Warrant Exercise

M. E. Dancy Consulting
Services, Inc. (10)     400,000               7/2006        Services

Thomas C. Drees(1)       37,500               1/2007        Services

David E. Nelson(1)       37,500               1/2007        Services

Edward L. Kunkel(1)      37,500               1/2007        Services

Medical Advisory Board  112,500               1/2007        Services
(1)

Robert Kwun(1)           37,500               1/2007        Services

James Shapiro(1)        150,000               1/2007        Services

Private Placement       746,667               3/8/07        $0.06 per share

          (1) Issued for service as a member of the Board of Directors or the Medical Advisory Board.

          (2) These shares were valued at $40,000.

          (3) These shares were valued at $242,034.11.

          (4) The Convertible Note executed in favor of Barbara R. Mittman on March 19, 2002, in the amount of $3,750.00, together with accrued interest, was converted to 97,102 shares of common stock of our Company.

          The Convertible Note executed in favor of First York Partners, Inc. on March 15, 2002, in the amount of $25,000, together with accrued interest, was converted by the holders thereof to 676,800 shares of common stock of our Company.

         (5) The Letter Agreement executed in favor of Ascendiant Capital Group, LLC ("Ascendiant"), pursuant to which Ascendiant loaned $12,000 to the Company, together with accrued interest, was converted to 228,666 shares of common stock of our Company; and for previously extending the term of the Letter Agreement, an additional Common Stock Purchase Warrant was granted to Ascendiant for the option to purchase 30,000 shares of common stock of our Company that are "restricted securities" under Rule 144 of the Securities and Exchange Commission.

          (6) Thomas C. Drees, Ph.D., MBA, our President, CEO and a Director agreed to exchange $1,264,160 of debt owed to him by us for 31,604,000 shares of our common stock that are "restricted securities" under Rule 144 of the Securities and Exchange Commission; and Dr. Drees also agreed to contribute to capital his accrued salary of $497,500 and interest on the debt owed to him by our Company in the amount of $453,630, together with any interest on any of these amounts since June 30, 2004.

          (7) The Anthony and Audrey Hargreaves Trust (the "Trust") agreed to exchange $36,984 of debt owed by us to Mr. Hargreaves prior to his death for 924,600 shares of our common stock that are "restricted securities" under Rule 144 of the Securities and Exchange Commission; and the Trust also agreed to contribute to capital Mr. Hargreaves' accrued salary of $276,500, together with any interest on any of these amounts since June 30, 2004.

          (8) Issued at $0.08 per share on the exercise of outstanding warrants.

          (9) Issued at $0.06 per share for the payment of expenses on our behalf.

         (10) Issued for services related to public relations.

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

Use of Proceeds of Registered Securities.
-----------------------------------------

     Proceeds from the sale of registered securities received during the year ended December 31, 2006, totaled $95,410, from warrant exercises. These funds were primarily used for professional services and administrative expenses.

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

     There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2006.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

General.
--------

      We have not commenced planned principal operations, but have made good progress since the end of fiscal 2005, in formulation and stability testing.

      In January, 2005, we were successful in developing improved formulations of our surfactants for PHER-02.

     In December, 2006, we completed a pre-IND meeting with the FDA, where Company management presented data to determine an appropriate regulatory path related to PHER-O2.

     Our plan of operation for the next 12 months is to complete the preparation and submission of the U.S. FDA New Device Application to support PHER-02 as a synthetic oxygen carrying product.

     Our proposed plan of operation is composed of "stages," each of which coincides with a specific milestone in the process of developing PHER-O2. Each stage, and the projected cost of each, is as follows:

     Stage A (approximately three-six months): Complete the development of perfluoro-decalin and the synthetic surfactants that make up PHER-O2, manufactured experimental doses in accordance with FDA and overseas regulations and submit data to support a Master Drug Filing. Estimated cost is not to exceed $500,000, divided as follows: Completed surfactant formulation (done) and the manufacture of sufficient product for testing, (on going); animal safety and efficacy trials through a sub-contractor, (done); and administrative, patent and proprietary right protection and marketing costs,(in process) Optimize stabilized product to support the Master Drug Filing (in process).

     Stage B (approximately three-six months): In the second period, we will produce optimal quantities and conduct testing in accordance with FDA and overseas requirements. During the course of Stage A, we estimate that our increased technical, administrative, sales/marketing and manufacturing requirements will require us to the hire a few additional contractors and/or employees.

     Stage C (approximately three-six months): In the third period, we intend to prepare new 510(k) device application with the FDA. Estimated cost is $1,000,000, to be used as follows: set-up pilot facility, or subcontractor, to manufacture small quantities of PHER-O2 for use in testing and in connection with the New Drug Applications [done], prepare and submit data for use of PHER-O2 as a whole organ transportation medium in support of FDA labeling, and administrative, patent and proprietary right protection and marketing costs, (in process).

     These cost estimates are based upon the prior experience of Thomas C. Drees, Ph.D., our President and CEO. Dr. Drees has more than 33 years' experience in the blood industry with Abbott Scientific, Alpha Therapeutics and Sanguine Corporation.

Management's Discussion and Analysis of Financial Condition and Results of Operations.
-----------

     Revenues for the calendar years ending December 31, 2006, and 2005, were $5,563 and $1,019, respectively. We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

     We realized a net loss of $619,905 for the year ended December 31, 2006, and a net loss of $337,751 for the year ended December 31, 2005. Most of our expense related to the value of equity securities issued by us for services rendered.

     Our research and development expenses were $361,432 in 2006, compared to $181,246 in 2005.

Liquidity.
----------

     As of December 31, 2006, we had $30,288 in cash, with $408,430 in current liabilities.

     During the calendar year ended December 31, 2006, we had net expenses of $624,307, while receiving $5,563 in revenues. We received $1,019 in revenues, and had total expenses of $348,032 during the calendar year ended December 31, 2005. Most of these expenses related to the value of equity securities issued by us for services rendered.

     Cash resources at December 31, 2006, and 2005, were $30,288 and $159,466, respectively. Liquidity during 2005 was provided by additional warrant exercises resulting in the issuance of 1,193,254 shares for an aggregate gross proceeds of $95,410.

     In March, 2006, our Board of Directors resolved to offer for sale in a private placement 20,000,000 shares of our common stock that were "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission for $0.07 per share to "accredited investors" only, as that term is defined in Rule 501 of Regulation D. The anticipated aggregate gross proceeds of $1,400,000 were to be utilized to fund the FDA required animal studies of our synthetic red cell blood product, PHER-02, for use in the transportation of pancreas islet cells in the treatment of diabetes and for other purposes. This offering was terminated without making any sales in the third quarter of 2006.

     On October 18, 2006, our Board of Directors resolved to offer for sale in a private placement 6,666,667 shares of our common stock that are "restricted securities" to "accredited investors" at $0.06 per share for aggregate gross proceeds of $400,000. This offering was closed on February 12, 2007, with 746,667 shares having been sold for gross proceeds of approximately $44,800.

Off Balance Sheet Arrangements.
-------------------------------

     We had no off balance sheet arrangements during the year ended December 31, 2006.

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

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2006

                         C O N T E N T S


Report of Independent Registered Public Accounting Firm          F - 3

Consolidated Balance Sheet                                       F - 4

Consolidated Statements of Operations                            F - 6

Consolidated Statements of Stockholders' Deficit                 F - 7

Consolidated Statements of Cash Flows                            F - 17

Notes to the Consolidated Financial Statements                   F - 19

     Report of Independent Registered Public Accounting Firm

To the Board of Directors
Sanguine Corporation and Subsidiary
(A Development Stage Company)
Pasadena, California

We have audited the consolidated balance sheet of Sanguine Corporation and Subsidiary (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for years ended December 31, 2006 and 2005, and for the period from inception of the development stage on January 18, 1990, through December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanguine Corporation and Subsidiary (a development stage company) as of December 31, 2006, and the results of their operations and their cash flows for years ended December 31, 2006 and 2005, and for the period from inception of the development stage on January 18, 1990, through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and has a deficit in working capital, raising substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 20, 2007

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
                   Consolidated Balance Sheet

                              ASSETS


                                                            December 31,
                                                               2006

CURRENT ASSETS

     Cash                                                  $     30,288
                                                           ------------
          Total Current Assets                                   30,288

PROPERTY AND EQUIPMENT, NET (Note 1)                                968
                                                           ------------
          TOTAL ASSETS                                     $     31,256
                                                           ============

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
                    Consolidated Balance Sheet

              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                            December 31,
                                                               2006
CURRENT LIABILITIES

     Related party payables (Note 2)                        $      4,000
     Accounts payable                                            323,370
     Warrant liability                                             2,123
     Accrued compensation (Note 3)                                78,937
                                                            ------------
          Total Current Liabilities                              408,430
                                                            ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' DEFICIT

     Common stock: 200,000,000 shares authorized of
      $0.001 par value, 81,683,658 shares issued and
      outstanding                                                 81,684
     Common stock subscribed                                      27,800
     Additional paid-in capital                                5,873,443
     Accumulated other comprehensive income (loss)                (2,570)
     Deficit accumulated during the development stage         (6,357,531)
                                                            ------------
          Total Stockholders' Deficit                           (377,174)
                                                            ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $     31,256
                                                            ============


The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Operations

                                                          From Inception of
                                                           the Development
                                                                 Stage
                                                            on January 18,
                                   For the Years Ended 1990     Through
                                      December 31,             December
                                     2006          2005        31,  2006

REVENUE                            $   5,563    $   1,019   $    181,762
                                 -----------    ---------   ------------
OPERATING EXPENSES

     Professional fees               154,724       76,231      2,896,178
     Research and development        361,432      181,246      1,899,648
     Selling, general &
      administrative                 108,151       90,555      2,601,632
                                 -----------    ---------   ------------
       Total Operating Expenses      624,307      348,032      7,397,458
                                 -----------    ---------   ------------
LOSS FROM OPERATIONS                (618,744)    (347,013)    (7,215,696)
                                 -----------    ---------   ------------
OTHER INCOME (EXPENSE)

     Interest income                   1,929        9,262         39,264
     Interest expense                   (520)           -       (667,986)
     Loss on cash deposit                  -            -        (10,020)
     Gain on settlement of debt            -            -      1,496,907
                                 -----------    ---------   ------------
          Total Other Income
            (Expense)                  1,409        9,262        858,165
                                 -----------    ---------   ------------
NET LOSS                            (617,335)    (337,751)    (6,357,531)

OTHER COMPREHENSIVE LOSS

     Loss on Foreign Currency
      Exchange                        (2,570)           -         (2,570)
                                 -----------    ---------   ------------
TOTAL COMPREHENSIVE LOSS         $  (619,905)   $(337,751)  $ (6,360,101)
                                 ===========    =========   ============

BASIC LOSS PER SHARE             $     (0.01)   $   (0.00)
                                 ===========    =========
DILUTED LOSS PER SHARE           $     (0.01)   $   (0.00)
                                 ===========    =========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING - BASIC      81,078,726   80,322,502
                                 ===========   ==========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING - DILUTED    81,078,726   80,322,502
                                 ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Stockholders' Deficit

                                    Expenses                       Deficit
                                    Prepaid         Accumulated  Accumulated
                Common    Additional with   Common   During the     Other
             Common Stock  Paid-in  Common  Stock   Development Comprehensive
            Shares  Amount Capital  Stock  Subscribed   Stage       Income
Balance,
January 18,
1990
Retroactive
restated  1,428,364 $ 1,428 $ 2,423,214 $       -  $     - $(2,464,642)$     -

Net income
from
January 1,
1990 through
January 1,
1991              -       -           -         -        -      73,917       -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance,
December
31, 1991  1,428,364   1,428   2,423,214         -        -  (2,390,725)      -

Common
stock
issued for
services
provided
at $0.001
per share     2,720       2           -         -        -           -       -

Contributed
capital by
officer           -       -         750         -        -           -       -

Net loss for
the year
ended
December 31,
1992              -       -           -         -        -     (77,011)      -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance,
December
31, 1992  1,431,084   1,430   2,423,964         -        -  (2,467,736)      -

Common
stock
issued to
acquire
94% of
outstanding
Stock of
Sanguine
Corp.    14,589,775  14,590           -         -        -     (14,590)      -

Common
stock for
cash at
$0.22 per
share       510,000     510     109,490         -       -            -      -

Net loss
for the
year ended
December
31, 1993          -       -           -         -        -     (92,895)      -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance,
December
31, 1993 16,530,859 $16,530 $ 2,533,454 $       - $      - $(2,575,221)$     -
         ---------- ------- ----------- --------- -------- ----------- -------

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Stockholders' Deficit

                                    Expenses                       Deficit
                                    Prepaid         Accumulated  Accumulated
                Common    Additional with   Common   During the     Other
             Common Stock  Paid-in  Common  Stock   Development Comprehensive
            Shares  Amount Capital  Stock  Subscribed   Stage       Income
Balance,
December
31, 1993 16,530,859 $16,530 $ 2,533,454 $       - $      - $(2,575,221)$     -

Quasi-re
organization      -       -  (2,423,964)        -        -   2,423,964       -


Common stock
for cash
at $0.39
per share   191,000     191      74,809         -        -           -       -

Net loss
for the
year ended
December
31, 1994          -       -           -         -        -    (230,779)      -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance,
December
31, 1994 16,721,859  16,721     184,299         -        -    (382,036)      -

Common
stock
issued for
debt and
payables
at $0.11
per share 1,216,000   1,216     128,048         -        -          -        -

Common
stock
issued for
services
at $0.13
per share 1,625,000   1,625     201,500         -        -          -        -

Net loss
for the
year ended
December
31, 1995          -       -           -         -        -    (366,843)      -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance,
December
31, 1995 19,562,859  19,562     513,847         -        -    (748,879)      -

Common
stock
issued
for cash
at $0.25
per share    10,000      10       2,490         -        -           -       -

Common
stock
issued
for debt
and
payables
at $0.25
per share   325,506     326      80,605         -        -           -       -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance
Forward  19,898,365 $19,898 $   596,942 $       - $      - $  (748,879)$     -
         ---------- ------- ----------- --------- -------- ----------- -------


The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Stockholders' Deficit

                                    Expenses                       Deficit
                                    Prepaid         Accumulated  Accumulated
                Common    Additional with   Common   During the     Other
             Common Stock  Paid-in  Common  Stock   Development Comprehensive
            Shares  Amount Capital  Stock  Subscribed   Stage       Income
Balance
Forward  19,898,365 $19,898 $   596,942 $       - $      - $  (748,879)$     -

Common
stock
issued for
services
at $0.001
per share   979,358 $   979 $         - $       - $      - $         - $     -

Net loss
for the
year ended
December
31, 1996          -       -           -         -        -    (210,017)      -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance,
December
31, 1996 20,877,723  20,877     596,942         -        -    (958,896)      -

Common
stock
issued for
services
at $0.09
per share   100,000     100       9,234         -        -           -       -

Net loss
for the
year ended
December
31, 1997          -       -           -         -        -    (166,212)      -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance,
December
31, 1997 20,977,723  20,977     606,176         -        -  (1,125,108)      -

Common
stock
issued
for cash
at $0.10
per share 1,218,000   1,218     120,982         -        -           -       -

Common
stock
issued for
debt and
payables
at $0.22
per share   240,000     240      52,887         -        -           -       -

Common
stock
issued for
services
at $0.12
per share   674,494     675      77,952         -        -           -       -

Shares
canceled   (100,000)   (100)        100         -        -           -       -

Net loss
for the
year ended
December
31, 1998          -       -           -         -        -    (366,439)      -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance,
December
31, 1998 23,010,217 $23,010 $   858,097 $       - $      - $(1,491,547)$     -
         ---------- ------- ----------- --------- -------- ----------- -------


The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Stockholders' Deficit

                                    Expenses                       Deficit
                                    Prepaid         Accumulated  Accumulated
                Common    Additional with   Common   During the     Other
             Common Stock  Paid-in  Common  Stock   Development Comprehensive
            Shares  Amount Capital  Stock  Subscribed   Stage       Income
Balance,
December
31, 1998 23,010,217 $23,010 $   858,097 $       - $      - $(1,491,547)$     -

Common
stock
issued
for cash
at $0.18
per share    52,777      53      9,447          -        -          -        -

Common
stock
issued for
services
at $0.10
per share   100,000     100      9,900          -        -          -        -

Net loss
for the
year ended
December
31, 1999          -       -          -          -        -    (217,864)      -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance,
December
31, 1999 23,162,994  23,163     877,444         -        -  (1,709,411)      -

Common
stock
issued
for cash
at $0.19
per share 3,318,269   3,318     632,002         -        -           -       -

Common
stock
issued for
services
at $0.26
per share 1,629,925   1,630     427,370         -        -           -       -

Net loss
for the
year ended
December
31, 2000          -       -           -         -        -  (1,444,616)      -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance,
December
31, 2000 28,111,188  28,111   1,936,816         -        -  (3,154,027)      -

Common
stock
issued
for
services
at $0.25
per share   125,000     126      31,125         -        -           -       -

Common
stock
issued for
services
at $0.23
per share    75,000      75      17,175         -        -           -       -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance
Forward  28,311,188 $28,312 $ 1,985,116 $       -        - $(3,154,027)      -
         ---------- ------- ----------- --------- -------- ----------- -------


The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Stockholders' Deficit

                                    Expenses                       Deficit
                                    Prepaid         Accumulated  Accumulated
                Common    Additional with   Common   During the     Other
             Common Stock  Paid-in  Common  Stock   Development Comprehensive
            Shares  Amount Capital  Stock  Subscribed   Stage       Income
Balance
Forward  28,311,188 $28,312 $ 1,985,116 $       -        - $(3,154,027)      -

Common
stock
issued for
services
at $0.13
per share   825,000     825     103,125         -        -           -       -
Common
stock
issued for
services
at $0.17
per share    50,000      50       8,500         -        -           -       -

Common
stock
issued for
prepaid
services
at $0.23
per share   250,000     250      57,250   (57,500)       -           -       -

Common
stock
issued for
commission
of private
placement
of common
stock       327,194     327        (327)        -        -           -       -

Common
stock
issued for
acquisition
of subsidiary
stock held
by minority
shareholders840,195     840        (840)        -        -           -       -

Amortization
of prepaid
expenses          -       -           -    43,125        -           -       -

Net loss
for the
year ended
December
31, 2001          -       -           -         -        -  (1,037,570)      -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance,
December
31, 2001 30,603,577 $30,604 $ 2,152,824 $ (14,375)$      - $(4,191,597)$     -
         ---------- ------- ----------- --------- -------- ----------- -------


The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Stockholders' Deficit

                                    Expenses                       Deficit
                                    Prepaid         Accumulated  Accumulated
                Common    Additional with   Common   During the     Other
             Common Stock  Paid-in  Common  Stock   Development Comprehensive
            Shares  Amount Capital  Stock  Subscribed   Stage       Income
Balance,
December
31, 2001 30,603,577 $30,604 $ 2,152,824 $ (14,375)$      - $(4,191,597)$     -

Additional
common stock
issued for
acquisition
of subsidiary
stock held by
minority
shareholders
in prior
year         70,030      70         (70)        -        -           -       -

Common
stock
issued for
services
at $0.06
and $0.16
per share 1,615,000   1,615      57,122         -        -           -       -

Warrants
issued for
services          -       -     989,956         -        -           -       -

Common
stock
issued for
prepaid
services
at $0.06
per share 1,700,000   1,700      94,810   (96,510)       -           -       -

Common
stock
issued for
Cash-less
warrant
exercise
at $0.06
- $0.13
per share   500,000     500     103,125         -        -           -       -

Common
stock
issued for
exercise of
warrants
for cash
at $0.08
per share   310,000     310      24,490         -        -           -       -

Amortization
of prepaid
expenses          -       -           -    14,375        -           -       -

Net loss
for the
year ended
December
31, 2002          -       -           -         -        -  (1,729,701)      -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance,
December
31, 2002 34,798,607 $34,799 $ 3,422,257 $ (96,510)$      - $(5,921,298)$     -
         ---------- ------- ----------- --------- -------- ----------- -------


The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Stockholders' Deficit

                                    Expenses                       Deficit
                                    Prepaid         Accumulated  Accumulated
                Common    Additional with   Common   During the     Other
             Common Stock  Paid-in  Common  Stock   Development Comprehensive
            Shares  Amount Capital  Stock  Subscribed   Stage       Income
Balance,
December
31, 2002 34,798,607 $34,799 $ 3,422,257 $ (96,510)$      - $(5,921,298)$     -

Common
stock
issued for
cash-less
option
exercise
at $0.03
and $0.04
per share
for services
and prepaid
services    625,000     625      23,375   (19,231)       -           -       -

Common
stock
issued for
services
at $0.03
- $0.11
per share  150,000      150       9,038         -        -           -       -

Common
stock
issued for
debt at
$0.03 and
$0.02 per
share     2,063,369   2,063      52,964         -        -           -       -


Common
stock
issued for
debt and
prepaid
expenses
at $0.08
per share 1,000,000   1,000      79,000   (62,943)       -           -       -

Amortization
of prepaid
expenses          -       -           -   115,741        -           -       -

Net loss
for the
year ended
December
31, 2003          -       -           -         -        -    (324,531)      -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance,
December
31, 2003 38,636,976 $38,637 $ 3,586,634 $ (62,943)$      - $(6,245,829)$     -
         ---------- ------- ----------- --------- -------- ----------- -------


The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Stockholders' Deficit

                                    Expenses                       Deficit
                                    Prepaid         Accumulated  Accumulated
                Common    Additional with   Common   During the     Other
             Common Stock  Paid-in  Common  Stock   Development Comprehensive
            Shares  Amount Capital  Stock  Subscribed   Stage       Income
Balance
Forward  38,636,976 $38,637 $ 3,586,634 $ (62,943)$      - $(6,245,829)$     -

Common
stock
issued for
cash-less
option
exercise at
$0.06 and
$0.08 per
share for
services  3,528,666   3,529     246,192         -        -           -       -

Common
stock
issued for
services
at $0.26
per share   150,000     150      38,850   (62,943)       -           -       -

Common
stock
issued for
debt at
$0.04 and
$0.07 per
share    33,302,502  33,302   1,319,425         -        -           -       -

Common
stock
issued for
Cash at
$0.08-$0.15
per share 3,241,131   3,241     326,049         -        -           -       -

Common
stock
issued for
Cash-less
warrant
exercise
at $0.28
per share   83,629       84         (84)        -        -           -       -

Net income
for the
year ended
December
31, 2004          -       -           -         -        -     843,384       -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance,
December
31, 2004 78,942,904 $78,943 $ 5,517,066 $       - $      - $(5,402,445)$     -
         ---------- ------- ----------- --------- -------- ----------- -------



The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Stockholders' Deficit

                                    Expenses                       Deficit
                                    Prepaid         Accumulated  Accumulated
                Common    Additional with   Common   During the     Other
             Common Stock  Paid-in  Common  Stock   Development Comprehensive
            Shares  Amount Capital  Stock  Subscribed   Stage       Income
Balance,
December
31, 2004 78,942,904 $78,943 $ 5,517,066 $       - $      - $(5,402,445)$     -

Common
stock
issued for
services
at $0.11
-$0.30
per share   412,500     413      80,713         -        -           -       -

Common
stock
issued for
Cash at
$0.08 per
share     1,193,254   1,193     102,867         -        -           -       -

Common
stock
issued for
Debt
reduction
at $0.06
per share  160,000      160       9,440         -        -           -       -

Net loss
for the
year ended
December
31, 2005          -       -           -         -        -    (337,751)      -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance,
December
31, 2005 80,708,658  80,709   5,710,086         -        -  (5,741,196)      -

Common
stock
issued for
services
at $0.12
-$0.25
per share   725,000     725     143,087         -        -           -       -

Common
stock
issued for
Cash at
$0.08
per share   250,000     250      19,750         -        -           -       -

Common
stock
subscribed        -       -           -         -   27,800           -       -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance
Forward  81,683,658 $81,684 $ 5,872,923 $       - $ 27,800 $(5,741,196)$     -
         ---------- ------- ----------- --------- -------- ----------- -------



The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Stockholders' Deficit

                                    Expenses                       Deficit
                                    Prepaid         Accumulated  Accumulated
                Common    Additional with   Common   During the     Other
             Common Stock  Paid-in  Common  Stock   Development Comprehensive
            Shares  Amount Capital  Stock  Subscribed   Stage       Income
Balance
Forward  81,683,658 $81,684 $ 5,872,923 $       - $ 27,800 $(5,741,196)$     -

Contributed
capital for
Contributed
interest on
Notes payable     -       -         520         -        -           -       -

Loss on
Foreign
Currency
Exchange          -       -           -         -        -           - (2,570)

Net loss
for the
year ended
December
31, 2006          -       -           -         -        -    (617,335)      -
         ---------- ------- ----------- --------- -------- ----------- -------
Balance,
December
31, 2006 81,683,658 $81,684 $ 5,873,443 $       - $ 27,800$(6,357,531)$(2,570)
         ========== ======= =========== ========= ======== ==========  =======


The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows

                                                          From Inception of
                                                           the Development
                                                      Stage
                                                  on January 18,
                                   For the Years Ended 1990 Through
                                  December 31,             December
                                     2006          2005        31,  2006

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                 $ (617,335)  $ (337,751) $ (6,357,531)
    Adjustments to reconcile
    net loss to net cash used
    by operating activities:
     Depreciation and amortization         299          224         5,132
     Common stock issued for
      services                         143,812       81,126     2,659,149
     Contributed capital                   520            -           520
     Stock warrants granted                  -        8,650         8,650
     Interest on beneficial
      conversion feature                     -            -        25,000
     Legal expense related to
      beneficial conversion feature          -            -         3,750
     Note payable issued for services        -            -       727,950
     Gain on extinguishments of debt         -            -       (98,826)
      Gain on conversion of debt to equity   -            -    (1,398,081)
     Recognition of prepaid expenses and
     expenses prepaid with common stock      -            -       456,184
   Changes in assets and liabilities:
     Increase in accounts payable and
      related party payables           257,307       41,020       648,988
     Increase in accrued interest
      payable                                -            -       547,279
     Increase in accrued liabilities         -            -        10,125
     Increase in customer deposits           -            -        45,000
     Increase (decrease) in warrant
      liability                        (19,205)     (43,013)        2,123
     Increase in accrued salaries       57,624       11,188       912,812
                                   -----------    ---------   -----------
          Net Cash Used by
            Operating Activities      (176,978)    (238,556)   (1,801,776)
                                   -----------    ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for fixed assets                -       (1,491)       (6,100)
                                   -----------    ---------   -----------
          Net Cash Used by
            Investing Activities             -       (1,491)       (6,100)
                                   -----------    ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from warrant conversion          -       95,410       424,700
   Proceeds from notes payable
   and notes payable-related party           -            -       212,139
   Payments on notes payable and
   notes payable - related party             -            -        (9,400)
   Proceeds from issuance of
   convertible debentures                    -            -        40,000
   Contributed capital                       -            -           750
   Proceeds from Common stock
   subscribed                           27,800            -        27,800
   Common stock issued for cash         20,000            -     1,142,175
                                   -----------    ---------   -----------
          Net Cash Provided by
            Financing Activities        47,800       95,410     1,838,164
                                   -----------    ---------   -----------
NET INCREASE (DECREASE) IN CASH       (129,178)    (144,637)       30,288

CASH AT BEGINNING OF YEAR              159,466      304,103             -
                                   -----------    ---------   -----------
CASH AT END OF YEAR                $    30,288    $ 159,466   $    30,288
                                   ===========    =========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)


                                                          From Inception of
                                                           the Development
                                                      Stage
                                                  on January 18,
                                   For the Years Ended 1990 Through
                                  December 31,             December
                                     2006          2005        31,  2006

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:
     Interest                       $         -    $       -   $         -
     Income taxes                   $         -    $       -   $         -

NON-CASH FINANCING ACTIVITIES

     Conversion stock issued for
      debt conversion               $         -    $   9,600   $     9,600
     Common stock issued for
      services rendered             $   143,812    $  81,126   $ 2,515,337
     Contributed capital for
      interest contributed          $       520    $       -   $       520
     Interest on beneficial
      conversion feature            $         -    $       -   $    25,000
     Legal expense related to
      beneficial conversion feature $         -    $       -   $     3,750
     Notes payable issued for
      services                      $         -    $       -   $   727,950
     Common stock issued for
      prepaid services              $         -    $       -   $   236,284
     Common stock issued for debt   $         -    $       -   $ 2,822,067



The accompanying notes are an integral part of these consolidated financial statements.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2006 and 2005

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

The Company is engaged in developing oxygen carriers to be used by the medical profession. The Company is conducting research and development leading to F.D.A. clinical trials.

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

     c.  Basic and Diluted Income (Loss) Per Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

                                       For the Years Ended
                                           December 31,
                                       2006            2005

     Loss (numerator)              $  (617,335)  $ (377,751)
     Shares (denominator)           81,683,658   80,322,502
     Per share amount              $      (.01)  $     (.00)

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2006 and 2005

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

     c.  Basic and Diluted Income (Loss) Per Share (continued)

The computation of diluted income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

                                       For the Years Ended
                                           December 31,
                                       2006            2005

     Loss (numerator)              $  (617,335)  $ (377,751)
     Shares (denominator)           81,683,658   80,322,502
     Per share amount              $      (.01)  $     (.00)

The Company's outstanding stock options have been excluded from the 2006 basic net loss per share calculation as they are anti-dilutive. The Company has excluded common stock equivalents.

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

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2006 and 2005

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

     e.  Income Taxes (Continued)

Net deferred tax liabilities asset consists of the following components as of December 31, 2006 and 2005:

                                          2006           2005

     Deferred tax assets:

     Research and Development        $    84,067      $         -
     NOL Carryover                       597,593        1,011,800
     Accrued Salaries                     30,800           16,600
                                    ------------      -----------
                                         712,460        1,028,400
     Deferred tax liabilities:

     Depreciation                           (100)               -

      Valuation allowance               (712,360)      (1,028,400)
                                    ------------      -----------
     Net deferred tax asset         $          -      $         -
                                    ============      ===========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

                                          2006           2005
     Book Income                   $    (240,761)     $  (131,720)
     Research and Development             23,420                -
     Stock for Services/Options
      Expense                             56,087           21,980
     Meals and Entertainment                 268               58
     Warranty liability                        -          (12,405)
     Accrued compensation                 30,785                -
      Change in valuation allowance      130,201          122,087
                                    ------------      -----------
                                    $          -      $         -
                                    ============      ===========

At December 31, 2006, the Company had net operating loss carryforwards of approximately $1,500,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the December 31, 2006 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2006 and 2005

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

     g.  Property and Equipment

Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives, which range between 3 to 5 years. Fixed assets and related depreciation for the period are as follows:

                                            December 31,
                                               2006

     Furniture and fixtures                $    1,491

      Accumulated depreciation                    (523)
                                            ----------
          Total Fixed Assets                $      968
                                            ==========

     h. Revenue Recognition

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured.

I.   Newly Adopted Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2006 and 2005


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

I.   Newly Adopted Accounting Pronouncements (continued)

In April 2006, the FASB issued FASB Staff Position FIN 46 )-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46 ) that became effective for the third quarter of 2006. FSP FIN No. 46 )-6 clarifies that the variability to be considered in applying Interpretation
46 ) shall be based on an analysis of the design of the variable interest entity. The adoption of this standard did not materially impact the Company's consolidated financial statements.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109 "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. FIN 48 is effective for the Company on January 1, 2007. Based on the Company's evaluation and analysis, FIN 48 is not expected to have a material impact on the Company's consolidated financial statements.

In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have an impact on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2006 and 2005

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

I. Newly Adopted Accounting Pronouncements (continued)

beginning after November 15, 2007. - The Company is currently evaluating the requirements and impact of FAS 157 on the Company's consolidated financial statements, and will adopt the provisions on January 1, 2008. FAS 157 is not expected to have a material impact on the Company's consolidated financial statements.

Also in September 2006, the FASB issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132- R" ("FAS 158"). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position . This statement is effective for the Company as of December 31, 2006, but did not have an impact on the Company's consolidated financial statements as the Company does not sponsor a defined benefit pension or postretirement plan.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of this standard did not materially impact the Company's consolidated financial statements.

     j.  Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

     k.  Stock Options

As required by FASB Statement 123R "Share Based Payment", the Company elected to measure and record compensation cost relative to employee stock option costs. SFAS 123R requires compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2006 and 2005

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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


NOTE 2 -  RELATED PARTY TRANSACTIONS

Related party payables at December 31, 2006 and 2005 represents amounts owed to officers of the Company for reimbursement of expenses paid of $4,000.

During the year ended December 31, 2005, the Company authorized the issuance of an aggregate of 32,777,266 shares of the Company's common stock for: (I) the cancellation of certain debts in the amount of $1,313,144, and (ii) the contribution to the capital of accrued salary and interest on debt by members of management in the amount of $1,327,630. An additional 3,280,000 shares of common stock were authorized to be issued for services rendered to the Company. The issuance of these shares is reflected in these financial statements.

In addition, two convertible notes payable in the aggregate amount of $28,750, plus accrued interest, were converted into 773,902 shares of common stock of the Company. The issuance of these shares is reflected in these financial statements.

NOTE 3 -  COMMITMENTS AND CONTINGENCIES

During February 1994, the Company entered into a lease for office space in Pasadena, California. The lease has been extended through October 2008 with monthly rent payments of $789 with annual increases.

Future minimum lease payments under this non-cancelable operating lease are $17,351 through October 2008. Currently the lease is on a month-to-month basis.

Rent expense was $9,948 and $19,412 for the years ended December 31, 2006 and 2005, respectively.

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2006 and 2005


NOTE 3 -  COMMITMENTS AND CONTINGENCIES (continued)


Employment Agreements

Beginning the quarter ended September 30, 2004, the CEO, CFO and Vice President are each entitled to receive 12,500 shares of common stock of the company and restricted securities. Such compensation is to be paid quarterly. As of December 31, 2006, a total of $21,313 in salaries has been accrued.

NOTE 4 -  COMMON STOCK TRANSACTIONS

During the year ended December 31, 2006, the Company issued 725,000 shares of common stock for services valued at $143,812; 250,000 shares issued for warrants exercises valued at $20,000.

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

NOTE 5 -  STOCK OPTIONS AND WARRANTS

During February 2002, the Company entered into a consulting agreement which provides for the issuance of 300,000 warrants. The consultant received 100,000 warrants upon signing the contract while the remaining 200,000 warrants are contingent upon receipt of funding generated by the consultant. The warrants are exercisable at a price of $0.125 per share and expire February 6, 2007. As of December 31, 2006, no funding has been generated by the consultant and 100,000 warrants are issued and exercisable. The Company recognized $11,252 in expense associated with the issuance of these warrants.

During February 2002, the Company issued three warrants to purchase an aggregate of 3,000,000 shares of the Company's common stock to individuals related to an entity that received the exclusive license rights of the Company's

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2006 and 2005


NOTE 5 -  STOCK OPTIONS AND WARRANTS (continued)

PHER-02 product in Asia (See Note 3). The warrants are exercisable at a price of $0.15 per share and expired February 21, 2006. The warrants also have a call provision, which the Company can exercise and require the holders of the warrants to exercise their warrants if at any time the Company's common stock trades for an amount equal to or greater than $1.00 per share for 10 consecutive trading days. The Company recognized $237,455 in expense associated with the issuance of these warrants.

During March 2002, and in connection with the issuance of a convertible debenture, the company issued warrants to purchase 5,937,500 shares of common stock at an exercise price of the greater of $0.08 or 66 2/3 % of the five-day trading average of the Company's common stock. The Company recognized $682,465 in expense associated with the issuance of these warrants. Through December 31, 2006, a total of 3,994,385 of these warrants have been exercised with 1,943,115 remaining outstanding.

A summary of the status of the Company's outstanding stock options as of December 31, 2006 and 2005 and changes during the years then ended is presented below:

                                          2006                  2005

                                        Weighted       Weighted
                                        Average        Average
                                        Exercise       Exercise
                              Shares    Price         Shares     Price

     Outstanding, beginning of
      year                      2,843,757     $   0.15   8,756,578  $   0.15
     Granted                            -            -      80,000      0.10
     Expired/Cancelled           (470,642)        0.13  (4,799,567)     0.21
     Exercised                   (250,000)        0.08  (1,193,254)     0.08
                               ----------     --------  ----------  --------
     Outstanding end of year    2,123,115     $   0.08   2,843,757  $   0.09
                               ==========     ========  ==========  ========
     Exercisable                2,123,115     $   0.08   2,843,757  $   0.09
                               ==========     ========  ==========  ========

                         Outstanding                   Exercisable

                             Weighted
                  Number     Average     Weighted    Number      Weighted
                Outstanding  Remaining   Average   Exercisable   Average
Range of        at December  Contractual Exercise  at December   Exercise
Exercise Prices   31, 2006      Life     Price      31, 2006      Price
$     0.08       1,943,115       1.50   $   0.08    1,943,115      $    0.08
      0.13         150,000        .10       0.13      150,000           0.13
      0.08          30,000       1.50       0.08       30,000           0.08

                 ---------              --------    ---------     ----------
                 2,123,115              $   0.08    2,123,115     $     0.08
                 =========              ========    =========     ==========

               SANGUINE CORPORATION AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2006 and 2005


NOTE 6 -  GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses, which have resulted in an accumulated deficit of $6,357,531 at December 31, 2006 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company's management has taken certain steps to maintain its operating and financial requirements in an effort to enable the Company to continue as a going concern until such time that revenues are sufficient to cover expenses, including:

The Company's management has taken certain steps to maintain its operating and financial requirements in an effort to continue as a going concern until such time as revenues are sufficient to cover expenses. Future plans include a debt or equity offering for between $1,000,000 - $1,500,000 that should enable the Company to complete the testing stage for FDA approval of its product. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described above, and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 -  SUBSEQUENT EVENTS

     Effective January, 2007, the Company extended the expiration dates of 1,943,115 outstanding warrants to purchase shares of common stock to March, 2008.

     As a result, the Company will recognize an additional expense of $64,270.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     During the past two fiscal years, and since then, there have been no changes in our independent auditors or any disagreement on accounting and/or financial disclosure.

Item 8(a)T.  Controls and Procedures.
-------------------------------------

Management's Annual Report on Internal Control Over Financial Reporting

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

Changes in Internal Control Over Financial Reporting

     We had no changes in our internal control over financial reporting for the period covered by this Annual Report.

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

Leon Cass Terry, M.D.,      Member               10/00               *
Ph.D.

Herbert J. Meiselman,       Member               10/00               *
Sc.D.

Robert Kwun, M.D.           Member               12/04               *

Business Experience.
--------------------

     Thomas C. Drees, Ph.D., MBA, Chairman, President, CEO and a Director. Dr. Drees, age 78, is the founder of Sanguine California. Dr. Drees was Vice President and General Manager of Abbott Scientific Products Division, collector of blood plasma derivatives and manufacturer of human blood derivatives from 1973 to 1978. From 1978 to 1984, he was the President and CEO of Alpha Therapeutics Corporation, a subsidiary of Green Cross Corporation of Japan and the developer of Fluosol DA 20, the only FDA-approved synthetic blood product. For 33 years, Dr. Drees has been involved at top management levels with the collection, manufacture and marketing of human blood plasma derivatives. He has written many publications on the subject, including the widely-acclaimed book "Blood Plasma: The Promise and the Politics," Ashley Books, New York, 1983.

     David E. Nelson, CPA, Chief Financial Officer and Director. Mr. Nelson, age 63, received a B.S. degree in accounting from the University of Utah in 1966. He has over 20 years' experience in operations, finance and regulatory compliance of stock brokerage firms. He is the past President of Covey & Company, Inc., a broker/dealer formerly registered with the Securities and Exchange Commission. Mr. Nelson has been a member of the NASD's Board of Arbitrators, the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

     Edward L. Kunkel, Esq., Director.  Mr. Kunkel is 59 years of age.
He graduated with a Juris Doctor degree from the University of Southern California in 1973. From 1973 to 1978, he practiced law with the firm of Karns & Karabian in Los Angeles, California. From 1978 to the present, he has practiced educational law, real estate law and general business law in his own firm. Mr. Kunkel is a member of the State Bar of California, the Los Angeles County Bar Association and the National School Board Attorneys' Association. He has also been a licensed real estate broker since 1979.

     Craig Morrison, M.D., Advisory Board Member, is 64 years of age, and practices at the Brigham Young Student Health Center. He has been an attending and consulting staff general surgeon since 1978 at the following hospitals: Utah Valley Regional Medical Center, Orem Community Hospital, Colombia Mountain View Hospital and Central Valley Hospital. Dr. Morrison received his Doctor of Medicine Degree from the University of Oregon Medical School in 1970, followed by a pediatric internship and surgical residency at the University of Southern California-Los Angeles County Hospital and the Huntington Memorial Hospital in 1975.

     Leon Cass Terry, M.D., Ph.D., Advisory Board Member, is 65 years of age, and joined the Medical College of Wisconsin as a Professor of Neurology and Professor of Physiology in 1989, and has recently retired. Focusing on his professorial duties, Dr. Terry recently stepped down from his position as the Chairman of Neurology, which he held from June of 1989 to May, 2000. During his tenure, Dr. Terry was the Associate Dean for Ambulatory Care from January, 1997 to March, 1998, and was the Chief of Staff from January, 1997 to January, 1999. He also held previous teaching and professional positions as a Research Scientist for the University of Michigan, Institute of Gerontology; Professor of Neurology and Associate Professor of Physiology and Neurology at the University of Michigan; and Associate Professor of Neurology at the University of Tennessee Center for Health Sciences. Dr. Terry earned his Doctorate of Pharmacology from the University of Michigan, his Doctor of Medicine from Marquette University Medical School, his Ph.D. in Experimental Medicine from McGill University Medical School and his Master of Business Administration from the University of South Florida. Dr. Terry has authored over 100 peer-reviewed articles, abstracts and book chapters in well known and respected publications. He was also principal or co-investigator on over 30 grants from the National Institute of Health, various pharmaceutical companies, philanthropic donations and others. He has also conducted clinical trials in various neurological disorders.

     Herbert J. Meiselman, Sc.D., Advisory Board Member, is 66 years of age. He is an active Professor and Vice Chairman of the University of Southern California School of Medicine, Department of Physiology and Biophysics. Professor Meiselman graduated from Michigan Technical University with a BS degree in 1962. He received a Sc.D. degree from the Massachusetts Institute of Technology in 1965. As a Research Fellow at the California Institute of Technology, he studied in-vivo microcirculatory blood flow from 1966 to 1968. In 1968, he expanded his research studies to include in-vivo blood rheology, a program jointly administered by the California Institute of Technology and the University of Southern California Medical School. Since 1972, Dr. Meiselman's research at the University of Southern California has been concentrated in the areas of blood rheology and the physical behavior of red blood cells and white blood cells. He has authored or co-authored over 300 papers on numerous blood-related topics.

     Robert Kwun, M.D., Advisory Board Member, is 41 years of age. He graduated from Harvard University, and then received his medical degree from Columbia University, in New York. His clinical training includes Columbia University's Manhattan Eye Ear and Throat Hospital, Los Angles Children's-USC Medical Center, the Doheny Eye Institute and New York's St. Vincent's Hospital.

Significant Employees.
----------------------

     There are no significant employees.

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

Edward L. Kunkel      Acquisition of            04/13/05         04/19/05
Esq.                  25,000 shares
Director

Thomas C. Drees       Acquisition of            04/13/05         04/19/05
Ph.D.                 25,000 shares
Director and PresidentDisposal of              12/22/04         04/19/05
                      205,000 shares

Code of Ethics.
---------------

     We have adopted a Code of Ethics which was attached as Exhibit 14 to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2002. See Part III, Item 13.

Nominating Committee.
---------------------

     We have not established a Nominating Committee because we believe that our three member Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.

     If we do establish a Nominating Committee, we will disclose this change to our procedures by which shareholders may recommend nominees to our board of directors.

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

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

     The following table shows the aggregate compensation that we have paid to our directors and executive officers for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE

(a)             (b)   (c)   (d)   (e)     (f)     (g)       (h)     (I)   (j)
                                               Non-Equity Non-      All  Total
                                               Incentive  Qualified Other Earn
Name and      Year               Stock  Option Plan       Deferred  Comp- ings
Principal           Salary Bonus Awards Awards Comp-      Comp-
Position              ($)   ($)    ($)    ($)   ($)        ($)       ($)   ($)
------------------------------------------------------------------------------
Thomas C.
Drees, Ph.D,12/31/06    *     0     0     0      *          0         0     0
MBA, CEO,   12/31/05    *     0     0     0      *          0         0     0
President   12/31/04    *     0     0     0      *          0         0     0
and Chairman
of the Board

David E.
Nelson, CPA 12/31/06    *     0     0      0     *          0         0     0
CFO and     12/31/05    *     0     0      0     *          0         0     0
Director    12/31/04    *     0     0      0     *          0         0     0

Edward L.
Kunkel, Esq.12/31/06    *     0     0     0      *          0         0     0
Director    12/31/05    *     0     0     0      *          0         0     0
            12/31/04    *     0     0     0      *          0         0     0

                * Commencing with the quarter ended December 31, 2004, members of our Board of Directors will be paid 12,500 shares of common stock per quarter for all services rendered to us in lieu of employment contracts. See
                    Part III, Items 12 and 13, below.

Outstanding Equity Awards.
--------------------------

     See the heading "Compensation of Directors" below. Also, see the heading "Securities Authorized for Issuance Under Equity Compensation Plans" in Part II, Item 5, above.

Compensation of Directors.
--------------------------

     All directors, executive officers and Medical Advisory Board Members will be paid 50,000 shares of our common stock per year, in quarterly issuances.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the Annual Report:

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

                                         Number of Shares         Percent
Name and Address                        Beneficially Owned       of Class *
----------------                        ------------------       --------
Thomas C. Drees, Ph.D., MBA                   40,315,633            48.7%
101 East Green Street, #11
Pasadena, California  91105
                                              ----------            -----
Total of all five percent                     40,315,633            48.7%
stockholders

               * Based upon 82,842,825 shares of outstanding common stock.


Security Ownership of Management.
---------------------------------

                                         Number of Shares        Percent
Name and Address                        Beneficially Owned       of Class*
----------------                        ------------------       --------
Thomas C. Drees, Ph.D., MBA                   40,315,633            48.7%
101 East Green Street, #11
Pasadena, California  91105

David E. Nelson, CPA                             566,794              .0068%
528 14th Avenue
Salt Lake City, Utah  84103

Edward L. Kunkel, Esq.                           312,500              .0038%
16 N. Marengo Ave, #517
Pasadena, California  91103
                                               ---------            -----
All directors and officers as a group         41,194,927            49.7%
(three persons)

               * Based upon 82,842,825 shares of outstanding common stock.

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
approved
by
security
holders

Equity
compen-
sation
plans not      2,123,115                .08                   4,375,000
approved
by
security
holders

Total          2,123,115                                      4,375,000


Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Related Persons.
----------------------------------

     Related party payables at December 31, 2006, and 2005, represents amounts owed to our officers for reimbursement of expenses paid of $4,000.

     During the year ended December 31, 2005, we authorized the issuance of an aggregate total of 32,777,266 shares of our common stock for: (I) the cancellation of certain debts in the amount of $1,313,144, and (ii) the contribution to the capital of accrued salary and interest on debt by members of management in the amount of $1,327,630. An additional 3,280,000 shares of common stock were authorized to be issued for services rendered to us. The issuance of these shares is reflected in our financial statements.

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

Transactions with Promoters and Control Persons.
------------------------------------------------

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

Item 13. Exhibits.
         ---------

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

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2006, and December 31, 2005:

     Fee category                      2006           2005
     ------------                      ----           ----

     Audit fees                        $21,705        $14,100

     Audit-related fees                $     0        $     0

     Tax fees                          $ 2,279        $     0

     All other fees                    $     0        $     0

     Total fees                        $23,984        $14,100

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
---------------------------------

     We do not have an Audit Committee; therefore, there is no Audit
Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SANGUINE CORPORATION




Date: 3/23/2007                      By /s/ Thomas C. Drees
      ---------------                    -------------------------------------
                                         Thomas C. Drees, Ph.D., MBA
                                         CEO, President and Chairman of the
                                         Board of Directors

Date: 3/23/2007                      By /s/ David E. Nelson
      ---------------                   -------------------------------------
                                        David E. Nelson, CPA
                                        CFO and Director