Form 10KSB/A
period 2006-12-31
SANGUINE CORP
filed 2007-03-29
CIK 926287

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

                    Documents Incorporated by Reference

     See Part III, Item I.

Transitional Small Business Issuer Format:   Yes     No  X

This 10KSB/A-1 is being amended to include exhibit 23.1, a Consent from HJ & Associates to use their financials in this Report.

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

23 Consent of HJ & Associates to use their financials in this Report.

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




Date: 3/29/2007                      By /s/ Thomas C. Drees
      ---------------                    -------------------------------------
                                         Thomas C. Drees, Ph.D., MBA
                                         CEO, President and Chairman of the
                                         Board of Directors

Date: 3/29/2007                      By /s/ David E. Nelson
      ---------------                   -------------------------------------
                                        David E. Nelson, CPA
                                        CFO and Director