Form 10QSB
period 2007-03-31
SANGUINE CORP
filed 2007-05-15
CIK 926287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-24480

SANGUINE CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	95-4347608
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

101 East Green Street, #6

Pasadena, California 91105

(Address of Principal Executive Offices)

(626) 405-0079

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [  ] No [  ]

1

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: May 9, 2007 - 84,092,825 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

2

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and December 31, 2006

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	March 31, 2007	December 31, 2006
	(Unaudited)
CURRENT ASSETS

Cash	$19,878	$30,288

Total Current Assets	19,878	30,288

PROPERTY AND EQUIPMENT, NET	894	968

TOTAL ASSETS	$20,772	$31,256

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	March 31, 2007	December 31, 2006
	(Unaudited)
CURRENT LIABILITIES

Related party payables	$-	$4,000
Accounts payable	306,077	323,370
Warrant liability	3,254	2,123
Accrued compensation	17,188	78,937

Total Current Liabilities	326,519	408,430

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, 200,000,000 shares authorized of $0.001 par value, 84,092,825 and 81,683,658 shares issued and outstanding, respectively	84,093	81,684
Common stock subscribed	-	27,800
Additional paid in capital	6,077,021	5,873,443
Accumulated other comprehensive income (loss)	(4,162)	(2,570)
Deficit accumulated during the development stage	(6,462,699)	(6,357,531)

Total Shareholders’ Equity (Deficit)	(305,747)	(377,174)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$20,772	$31,256

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31
	2007	2006	2007
REVENUES	$-	$5,064	$181,762

OPERATING EXPENSES

Professional fees	21,105	15,931	2,917,283
Research and development	72,183	34,909	1,971,831
Selling, general and administrative	11,922	23,795	2,613,554

Total Operating Expenses	105,210	74,635	7,502,668

LOSS FROM OPERATIONS	(105,210)	(69,571)	(7,320,906)

OTHER INCOME (EXPENSE)

Interest income	42	964	39,306
Interest expense	-	-	(667,986)
Loss on cash deposit	-	-	(10,020)
Gain on settlement of debt	-	-	1,496,907

Total Other Income (Expense)	42	964	858,207

NET INCOME (LOSS)	(105,168)	(68,607)	(6,462,699)

OTHER COMPREHENSIVE INCOME (LOSS)

Loss on foreign currency exchange	(1,592)	-	(4,162)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(106,760)	$(68,607)	$(6,466,861)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC	81,236,834	80,708,658

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	81,236,834	80,708,658

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

                                                                                      (Unaudited)

For the Three Months Ended March 31,			From Inception of the Development Stage on January 18, 1990 through March 31
2007		2006	2007
Net loss	$(105,168)	$(68,607)	$(6,462,699)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	74	74	5,206
Common stock issued for services	61,188	-	2,720,337
Contributed capital	-	-	520
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	-	(98,826)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of prepaid expenses and expenses prepaid with common stock	-	-	456,184
Changes in assets and liabilities:
Increase in accounts payable and related party payables	(22,885)	(25,733)	626,103
Increase in accrued interest payable	-	-	547,279
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits`	-	-	45,000
Increase (decrease) in warrant liability	1,131	(9,953)	3,254
Increase in accrued salaries	(61,749)	22,500	851,063
Net Cash Used by Operating Activities	(127,409)	(81,719)	(1,929,185)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,100)
Net Cash Used by Investing Activities	-	-	(6,100)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	100,000	-	524,700
Proceeds from notes payable and notes payable- related party	-	-	212,139
Payments on notes payable and notes payable – related party	-	-	(9,400)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Common stock issued for cash	16,999	-	1,186,974
Net Cash Provided by Financing Activities	116,999	-	1,955,163
NET INCREASE (DECREASE) IN CASH	(10,410)	(81,719)	19,878
CASH AT BEGINNING OF PERIOD 159,466 304,103 -	30,288	159,466	-
CASH AT END OF PERIOD	$19,878	$77,747	$19,878

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31
2007	2006	2007

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$61,188	$-	$2,576,525
Contributed capital for interest contributed	$-	$-	$520
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$-	$-	$236,284
Common stock issued for debt	$-	$-	$2,822,067

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company’s management has taken certain steps to maintain its operating and financial requirements in an effort to continue as a going concern until such time as revenues are sufficient to cover expenses.  Future plans include a debt or equity offering for between $1,000,000 - $1,500,000 that should enable the Company to complete the animal testing stage for FDA approval of its product.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 3 - STOCK WARRANTS

A summary of the status of the Company’s outstanding stock options as of March 31, 2007, and December 31, 2006, and changes during the periods then ended is presented below:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,123,115	$0.08	2,843,757	$0.15
Granted	-	-	-	-
Expired/Cancelled	(150,000)	0.125	(470,642)	0.13
Exercised	(1,250,000)	0.08	(250,000)	0.08

Outstanding end of year	723,115	$0.08	2,123,115	$0.08

Exercisable	723,115	$0.08	2,123,115	$0.08

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at March 31, 2007	Weighted Average Remaining Contractual Life	Number Exercisable at March 31,2007
$0.08	693,115	1.00	693,115
0.028	30,000	1.20	30,000
	723,115		723,115

NOTE 4 -  RELATED PARTY TRANSACTION

During the quarter ended March 31, 2007, the balance of $4,000 on related party notes payable to an officer of the Company was paid in full.

NOTE 5 - SUBSEQUENT EVENTS

In April 2007, pursuant to an Investor Relations/Consulting Agreement (the “Agreement”) with LKB Partners, LLC, the Company issued 4,000,000 “restricted securities” that are shares of common stock and the right to acquire 5,000,000 additional “restricted securities” that are shares of common stock at a price of $0.06 per share for a period of two years ending April 3, 2009.  LKB was granted customary “piggy-back” registration rights on the 4,000,000 shares issued and the shares underlying the option grant in any applicable registration statement filed by us within 12 months. The Company in conjunction with this Agreement, also issued 1,000,000 shares of common stock for future services to Mr. Frank Marra valued at $45,000.  3,000,000 of the 4,000,000 shares are being held in escrow pending completion of the services to be rendered, and the Option Agreement to cover the 5,000,000 share options will be prepared on completion of the services too.

The Company plans to fund our proposed “stages” of operations by an offer and sale of 33,333,334 shares of “restricted securities” for $0.06 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) the Company’s ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which the Company may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, the Company’s ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

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

Our proposed plan of operation is composed of “stages,” each of which coincides with a specific milestone in the process of developing PHER-O2.  Each stage, and the projected cost of each, is as follows:

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

These cost estimates are based upon the prior experience of Thomas C. Drees, Ph.D., our President and CEO.  Dr. Drees has more than 33 years’ experience in the blood industry with Abbott Scientific, Alpha Therapeutics and Sanguine Corporation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues for the quarters ending March 31, 2007, and 2006, were $0 and $5,064, respectively.  We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

We realized a total comprehensive net loss of $106,760 for the quarter ended March 31, 2007, and a net loss of $68,607 for the quarter ended March 31, 2006.  Most of our expense related to research and development.

Our research and development expenses were $72,183 for the quarter ended March 31, 2007, compared to $34,909 in the same period of 2006.

Liquidity

As of March 31, 2007, we had $19,878 in cash, with $326,519 in current liabilities.

During the quarter ended March 31, 2007, we had net expenses of $105,168, while receiving $0 in revenues.  We also had a loss on foreign currency exchange of $1,592 for a total comprehensive loss of $106,760.  We received $5,064 in revenues, and had total expenses of $68,607 during the quarter ended March 31, 2006.  Most of these expenses related to research and development.

Cash resources at March 31, 2007, were $19,878.

On October 18, 2006, our Board of Directors resolved to offer for sale in a private placement 6,666,667 shares of our common stock that are “restricted securities” to “accredited investors” at $0.06 per share for aggregate gross proceeds of $400,000.  This offering was closed on February 12, 2007, with 746,667 shares having been sold for gross proceeds of approximately $44,800.

The Company plans to fund our proposed “stages” of operations by an offer and sale of 33,333,334 shares of “restricted securities” for $0.06 per share.

Off-balance sheet arrangements

We had no off balance sheet arrangements during the year ended December 31, 2006.

Item 3(a)T. Controls and Procedures.

Management’s annual report on internal control over financial reporting

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

Changes in internal control over financial reporting

We had no changes in internal control over financial reporting during the period covered by this Quarterly Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the last three months we issued the following unregistered securities:

Name                                                              Number of Shares       Issuance Date        Consideration

Thomas C. Drees (1)	37,500	1/2007	Services

David E. Nelson (1)	37,500	1/2007	Services

Edward L. Kunkel (1)	37,500	1/2007	Services

Medical Advisory Board(1)	150,000	1/2007	Services

James Shapiro(1)	150,000	1/2007	Services

Private Placement	746,667	3/8/07	$0.06 per share

Leonard W. Burningham. Esq.	650,000	3/29/07	Warrant exercise

Kae Hudson	100,000	3/27/07	Warrant exercise

YDI LLC	300,000	3/27/07	Warrant exercise

Brock Hudson	25,000	3/27/07	Warrant exercise

Megan Pollock	175,000	3/27/07	Warrant exercise

LKB Partners, LLC	4,000,000	4/11/07	Consulting services

Frank Marra	1,000,000	4/11/07	Managerial services

(1)  Issued for service as a member of the Board of Directors or the Medical Advisory Board.

We issued all of these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Use of Proceeds of Registered Securities

Proceeds from the sale of registered securities received during the quarter ended March 31, 2007, totaled $100,000, from warrant exercises. These funds were primarily used for professional services and administrative expenses.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 January 1, 2007 through January 31, 2007	None	None	None	None
Month #2 February 1, 2007 through February 28, 2007	None	None	None	None
Month #3 March 1, 2007 through March 31, 2007	None	None	None	None
Total	None	None	None	None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended March 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31.1 302 Certification of Thomas C. Drees, PH.D

31.2 302 Certification of David E. Nelson

32 Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANGUINE CORPORATION

Date:	5/15/07	By:	/s/Thomas C. Drees
Thomas C. Drees
CEO, President and Chairman of the Board of Director

Date:	5/15/07	By:	/s/David E. Nelson
David E. Nelson
CFO and Director