Form 10QSB
period 2007-06-30
SANGUINE CORP
filed 2007-08-09
CIK 926287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: August 8, 2007 - 89,092,825 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and December 31, 2006

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	June 30, 2007	December 31, 2006
	(Unaudited)
CURRENT ASSETS

Cash	$6,487	$30,288
Prepaid expense	688,484	-

Total Current Assets	694,971	30,288

PROPERTY AND EQUIPMENT, NET	819	968

TOTAL ASSETS	$695,790	$31,256

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	June 30, 2007	December 31, 2006
	(Unaudited)
CURRENT LIABILITIES

Related party payables	$-	$4,000
Accounts payable	319,306	323,370
Warrant liability	2,169	2,123
Accrued compensation	26,813	78,937

Total Current Liabilities	348,288	408,430

Total Liabilities	348,288	408,430

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, 200,000,000 shares authorized of $0.001 par value, 89,092,825 and 81,683,658 shares issued and outstanding, respectively	89,093	81,684
Common stock subscribed	-	27,800
Additional paid in capital	7,052,626	5,873,443
Accumulated other comprehensive income (loss)	(5,445)	(2,570)
Deficit accumulated during the development stage	(6,788,772)	(6,357,531)

Total Shareholders’ Equity (Deficit)	347,502	(377,174)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$695,790	$31,256

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception of the Development Stage on January 18, 1990 through June 30,
	2007	2006	2007	2006	2007
REVENUES	$-	$500	$-	$5,563	$181,762

OPERATING EXPENSES

Professional fees	134,561	13,967	155,666	29,898	3,051,844
Research and Development	-	100,269	72,182	135,178	1,971,831
Selling, general and Administrative	115,428	75,836	127,350	99,631	2,728,982

Total Operating Expenses	249,989	190,072	355,198	264,707	7,752,657

LOSS FROM OPERATIONS	(249,989)	(189,572)	(355,198)	(259,144)	(7,570,894)

OTHER INCOME (EXPENSE)

Interest income	37	523	78	1,487	39,343
Interest expense	-	-	-	-	(667,986)
Loss on cash deposit	-	-	-	-	(10,020)
Warrant expense	(76,122)	-	(76,122)	-	(76,122)
Gain on settlement of Debt	-	-	-	-	1,496,907

Total Other Income (Expense)	(76,085)	523	(76,044)	1,487	782,122

NET INCOME (LOSS)	(326,074)	(189,049)	(431,242)	(257,657)	(6,788,772)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Income (Loss)-continued

(Unaudited)

For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception of the Development Stage on January 18, 1990 through June 30,
2007	2006	2007	2006	2007

OTHER COMPREHENSIVE INCOME (LOSS)

Loss on foreign currency exchange	(1,283)	-	(2,875)	-	(5,445)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(327,357)	$(189,049)	$(434,117)	$(257,657)	$(6,794,217)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

DILUTED INCOME PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC	88,488,430	81,040,325	85,379,901	80,885,649

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	88,488,430	81,040,325	85,379,901	80,885,649

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

For the Six Months Ended June 30,			From Inception of the Development Stage on January 18, 1990 through June 30,
2007		2006	2007
Net loss	$(431,242)	$(257,657)	$(6,788,772)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	149	149	5,281
Common stock issued for services	277,188	43,812	2,936,337
Contributed capital	-	-	520
Stock options granted	76,122	-	76,122
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	-	(98,826)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of prepaid expenses and expenses prepaid with common stock	-	-	456,184
Changes in assets and liabilities:
Increase in accounts payable and related party payables	(10,939)	48,162	638,048
Increase in accrued interest payable	-	-	547,279
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits`	-	-	45,000
Increase (decrease) in warrant liability	46	17,578	2,169
Increase in accrued salaries	(52,124)	21,812	860,688
Net Cash Used by Operating Activities	(140,800)	(126,144)	(1,942,576)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,100)
Net Cash Used by Investing Activities	-	-	(6,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	100,000	20,000	524,700
Proceeds from notes payable and notes payable- related party	-	-	212,139
Payments on notes payable and notes payable – related party	-	-	(9,400)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Common stock issued for cash	16,999	-	1,186,974
Net Cash Provided by Financing Activities	116,999	20,000	1,955,163

NET INCREASE (DECREASE) IN CASH	(23,801)	(106,144)	6,487
CASH AT BEGINNING OF PERIOD	30,288	159,466	-
CASH AT END OF PERIOD	$6,487	$53,322	$6,487

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

(Unaudited)

For the Six Months Ended June 30,		From Inception of the Development Stage on January 18, 1990 through June 30,
2007	2006	2007

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$353,310	$-	$3,012,459
Contributed capital for interest contributed	$-	$-	$520
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$-	$-	$236,284
Common stock issued for debt	$-	$-	$2,822,067

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2007 and December 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2007 and December 31, 2006

NOTE 3 -STOCK OPTIONS AND WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2007 and December 31, 2006 and changes during the periods then ended is presented below:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,123,115	$0.08	2,843,757	$0.15
Granted	-	-	-	-
Expired/Cancelled	(150,000)	0.125	(470,642)	0.13
Exercised	(1,250,000)	0.08	(250,000)	0.08

Outstanding end of year	723,115	$0.08	2,123,115	$0.08

Exercisable	723,115	$0.08	2,123,115	$0.08

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Number Exercisable at June 30,2007
$0.08	693,115.70		693,115
0.028	30,000.90		30,000
	723,115		723,115

A summary of the status of the Company’s outstanding stock options as of June 30, 2007 and December 31, 2006 and changes during the periods then ended is presented below:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-	-	$-
Granted	5,000,000	0.06	-	-
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding end of year	5,000,000	$0.06	-	$-

Exercisable	5,000,000	$0.06	-	$-

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2007 and December 31, 2006

NOTE 3 -STOCK OPTIONS AND WARRANTS (Continued)

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Number Exercisable at June 30,2007
$0.06	5,000,000	1.75	5,000,000
	5,000,000		5,000,000

During the three months ended June 30, 2007, the Company granted 5,000,000 options to purchase the Company’s common stock for an exercise price of $0.06 per share for a period of 24 months beginning in April 2007.  The options were granted as part of a consulting agreement with LKB Partners, LLC entered into during the quarter.  The Company valued the options using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 75.6%; risk-free interest rate of 4.73%; and expected life of 2 years.  The value of the options was initially recorded as a prepaid expense which is being amortized over the 15 month term of the consulting agreement which expires on June 30, 2008.

NOTE 4 - EQUITY TRANSACTIONS

During the six months ended June 30, 2007, the Company issued 532,500 shares of common stock for services valued at a range of $0.09-$0.23 per share for a total of $181,188; 1,533,334 shares issued for warrants exercises valued at a range of $0.06-$0.08 per share for a total of $117,000; 5,000,000 shares issued pursuant to a consulting agreement valued at $0.12 per share for a total of $600,000 of which $480,000 was initially recorded as a prepaid asset and is being amortized over the 15 month term of the consulting agreement.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2007, Compared to the Three Months Ended June 30, 2006

Revenues for the quarters ending June 30, 2007, and 2006, were $0 and $500, respectively.  We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

We realized a total comprehensive loss of $327,357 for the quarter ended June 30, 2007, and a net loss of $189,049 for the quarter ended June 30, 2006.  Most of our expense related to research and development in 2006.

Our research and development expenses were $0 for the quarter ended June 30, 2007, compared to $100,269 in the same period of 2006.

During the three months ended June 30, 2007, the Company issued 4,000,000 shares of common stock and granted 5,000,000 options to purchase common stock in connection with a consulting agreement.  Both the shares and stock options have been valued at fair market value as of the date of issuance and grant.  The value of the shares and options was initially recorded as a prepaid expense which is being amortized over the 15 month term of the consulting agreement which expires on June 30, 2008.  For the three months ended June 30, 2007, the Company recognized $172,121 as an expense related to these shares and options.

Six Months Ended June 30, 2007, Compared to the Six Months Ended June 30, 2006

Revenues for the six months ended June 30, 2007, and 2006, were $0 and $5,563, respectively.  We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

We realized a total comprehensive loss of $434,117 for the six months ended June 30, 2007, and a net loss of $257,657 for the six months ended June 30, 2006.  Most of our expense related to research and development in 2006.

Our research and development expenses were $72,182 for the six months ended June 30, 2007, compared to $135,178 in the same period of 2006.

During the six months ended June 30, 2007, the Company issued 4,000,000 shares of common stock and granted 5,000,000 options to purchase common stock in connection with a consulting agreement.  Both the shares and stock options have been valued at fair market value as of the date of issuance and grant.  The value of the shares and options was initially recorded as a prepaid expense which is being amortized over the 15 month term of the consulting agreement which expires on June 30, 2008.  For the three months ended June 30, 2007, the Company recognized $172,121 as an expense related to these shares and options.

Liquidity

As of June 30, 2007, we had $6,487 in cash, with $348,288 in current liabilities.

During the latter part of 2006, we sold 746,667 shares of our common stock that were “restricted securities” as defined in Rule 144 of the Securities and Exchange Commission having been sold for gross proceeds of approximately $44,800.

The Company plans to fund our proposed “stages” of operations by additional private placements of debt or equity securities or a combination of both.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended June 30, 2007.

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

However, during our review, our auditors noted a significant deficiency in our internal controls and believe that our methodology for identifying all necessary disclosures could lead to a material misstatement of net income (loss).  We have addressed that weakness and feel that proper application of controls that have been put in place will eliminate such deficiencies in the future.

It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we have reviewed our internal controls over financial reporting, and incorporated minor changes necessary during the period covered by this quarterly report.

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

Use of Proceeds of Registered Securities

Proceeds from the sale of registered securities received during the quarter ended March 31, 2007, totaled $100,000, from warrant exercises. These funds were primarily used for professional services and administrative expenses.  There were no proceeds from the sale of registered securities during the quarter ended June 30, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended June 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and Index of Exhibits.

None.

31.1 302 Certification of Thomas C. Drees, PH.D

31.2 302 Certification of David E. Nelson

32 Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANGUINE CORPORATION

Date:	8/2/07	By:	/s/Thomas C. Drees
Thomas C. Drees
CEO, President and Chairman of the Board of Director

Date:	8/2/07	By:	/s/David E. Nelson
David E. Nelson
CFO and Director