Form 10QSB
period 2007-09-30
SANGUINE CORP
filed 2007-11-19
CIK 926287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: November 15, 2007 - 91,092,825 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and December 31, 2006

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited)
CURRENT ASSETS

Cash	$4,697	$30,288
Prepaid expense	516,361	-

Total Current Assets	521,058	30,288

PROPERTY AND EQUIPMENT, NET	745	968

TOTAL ASSETS	$521,803	$31,256

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	September 30, 2007	December 31, 2006
	(Unaudited)
CURRENT LIABILITIES

Related party payables	$2,000	$4,000
Accounts payable	338,266	323,370
Warrant liability	723	2,123
Accrued compensation	34,688	78,937

Total Current Liabilities	375,677	408,430

Total Liabilities	375,677	408,430

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, 200,000,000 shares authorized of $0.001 par value, 89,092,825 and 81,683,658 shares issued and outstanding, respectively	89,093	81,684
Common stock subscribed	-	27,800
Additional paid in capital	7,052,626	5,873,443
Accumulated other comprehensive income (loss)	(12,754)	(2,570)
Deficit accumulated during the development stage	(6,982,839)	(6,357,531)

Total Shareholders’ Equity (Deficit)	146,126	(377,174)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$521,803	$31,256

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception of the Development Stage on January 18, 1990 through September 30,
	2007	2006	2007	2006	2007
REVENUES	$-	$500	$-	$5,563	$181,762

OPERATING EXPENSES

Professional fees	6,610	115,156	162,276	145,054	3,058,454
Research and Development	-	109,112	72,182	244,290	1,971,831
Selling, general and Administrative	111,347	(1,620)	238,697	98,011	2,840,329

Total Operating Expenses	117,957	222,648	473,155	487,355	7,870,614

LOSS FROM OPERATIONS	(117,957)	(222,648)	(473,155)	(481,792)	(7,688,852)

OTHER INCOME (EXPENSE)

Interest income	13	442	91	1,929	39,356
Interest expense	-	-	-	-	(667,986)
Loss on cash deposit	-	-	-	-	(10,020)
Warrant expense	(76,122)	-	(152,244)	-	(152,244)
Gain on settlement of Debt	-	-	-	-	1,496,907

Total Other Income (Expense)	(76,109)	442	(152,153)	1,929	706,013

NET INCOME (LOSS)	(194,066)	(222,206)	(625,308)	(479,863)	(6,982,839)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Income (Loss)-continued

(Unaudited)

For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception of the Development Stage on January 18, 1990 through September 30,
2007	2006	2007	2006	2007

OTHER COMPREHENSIVE INCOME (LOSS)

Loss on foreign currency exchange	(7,309)	-	(10,184)	-	(12,754)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(201,375)	$(222,206)	$(635,492)	$(479,863)	$(6,995,593)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

DILUTED INCOME PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC	88,488,430	81,283,658	85,379,901	81,009,665

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	88,488,430	81,283,658	85,379,901	81,009,665

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

For the Nine Months Ended September 30,			From Inception of the Development Stage on January 18, 1990 through September 30,
2007		2006	2007
Net loss	$(625,308)	$(479,863)	$(6,982,839)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	224	224	5,356
Common stock issued for services	373,188	143,812	3,032,337
Contributed capital	-	-	520
Stock options granted	152,244	-	152,244
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	-	(98,826)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of prepaid expenses and expenses prepaid with common stock	-	-	456,184
Changes in assets and liabilities:
Increase in accounts payable and related party payables	2,711	173,533	651,699
Increase in accrued interest payable	-	-	547,279
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits`	-	-	45,000
Increase (decrease) in warrant liability	(1,400)	(11,774)	723
Increase in accrued salaries	(44,249)	45,249	868,563
Net Cash Used by Operating Activities	(142,590)	(128,819)	(1,944,366)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,100)
Net Cash Used by Investing Activities	-	-	(6,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	100,000	20,000	524,700
Proceeds from notes payable and notes payable- related party	-	-	212,139
Payments on notes payable and notes payable – related party	-	-	(9,400)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Common stock issued for cash	16,999	-	1,186,974
Net Cash Provided by Financing Activities	116,999	20,000	1,955,163

NET INCREASE (DECREASE) IN CASH	(25,591)	(108,819)	4,697
CASH AT BEGINNING OF PERIOD	30,288	159,466	-
CASH AT END OF PERIOD	$4,697	$50,647	$4,697

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

(Unaudited)

For the Nine Months Ended September 30,		From Inception of the Development Stage on January 18, 1990 through September 30,
2007	2006	2007

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$373,188	$143,812	$3,032,337
Contributed capital for interest contributed	$-	$-	$520
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$-	$-	$236,284
Common stock issued for debt	$-	$-	$2,822,067

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2006, Annual Report on Form 10-KSB.  Operating results for the three and six months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company’s management has taken certain steps to maintain its operating and financial requirements in an effort to continue as a going concern until such time as revenues are sufficient to cover expenses.  Future plans include a debt or equity offering for between $1,000,000 and $1,500,000 that should enable the Company to complete the animal testing stage for FDA approval of its product.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 3 -STOCK OPTIONS AND WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2007, and December 31, 2006, and changes during the periods then ended is presented below:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,123,115	$0.08	2,843,757	$0.15
Granted	-	-	-	-
Expired/Cancelled	(150,000)	0.125	(470,642)	0.13
Exercised	(1,250,000)	0.08	(250,000)	0.08

Outstanding end of year	723,115	$0.08	2,123,115	$0.08

Exercisable	723,115	$0.08	2,123,115	$0.08

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Number Exercisable at September 30,2007
$0.08	693,115.40		693,115
0.028	30,000.60		30,000
	723,115		723,115

A summary of the status of the Company’s outstanding stock options as of September 30, 2007, and December 31, 2006, and changes during the periods then ended is presented below:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-	-	$-
Granted	5,000,000	0.06	-	-
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding end of year	5,000,000	$0.06	-	$-

Exercisable	5,000,000	$0.06	-	$-

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 3 -STOCK OPTIONS AND WARRANTS (Continued)

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Number Exercisable at September 30,2007
$0.06	5,000,000	1.45	5,000,000
	5,000,000		5,000,000

During the nine months ended September 30, 2007, the Company granted 5,000,000 options to purchase the Company’s common stock for an exercise price of $0.06 per share for a period of 24 months beginning in April, 2007.  The options were granted as part of a consulting agreement with LKB Partners, LLC entered into during the second quarter.  The Company valued the options using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 75.6%; risk-free interest rate of 4.73%; and expected life of 2 years.  The value of the options was initially recorded as a prepaid expense which is being amortized over the 15 month term of the consulting agreement which expires on June 30, 2008.

NOTE 4 - EQUITY TRANSACTIONS

During the nine months ended September 30, 2007, the Company issued 532,500 shares of common stock for services valued at a range of $0.09-$0.23 per share for a total of $181,188; 1,533,334 shares issued for warrants exercises valued at a range of $0.06-$0.08 per share for a total of $117,000; and 5,000,000 shares issued pursuant to a consulting agreement valued at $0.12 per share for a total of $600,000 of which $480,000 was initially recorded as a prepaid asset and is being amortized over the 15 month term of the consulting agreement.

Common stock issued for services, prepaid services and cash-less option exercises have been accounted for at the fair market value of the securities on the date of issue.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to the quarter end, the Company issued 2,000,000 shares of common stock for $100,000 as part of a stock purchase agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) the Company’s ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2007, Compared to the Three Months Ended September 30, 2006

Revenues for the quarters ending September 30, 2007, and 2006, were $0 and $500, respectively.  We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

We realized a total comprehensive loss of $201,375 for the quarter ended September 30, 2007, and a net loss of $222,206 for the quarter ended September 30, 2006.  Most of our expense related to research and development and professional fees in 2006.  For the current three months ended our expenses were primarily administrative costs as well as the costs of issuing stock for services and the granting of options.

Our research and development expenses were $0 for the quarter ended September 30, 2007, compared to $109,112 in the same period of 2006.  We did not have the funds to incur additional research and development expenses during the current quarter.

Subsequent to the quarter ended September 30, 2007, we sold 2,000,000 shares of common stock in connection with a stock purchase agreement for $100,000.

Nine Months Ended September 30, 2007, Compared to the Nine Months Ended September 30, 2006

Revenues for the nine months ended September 30, 2007, and 2006, were $0 and $5,563, respectively.  We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

We realized a total comprehensive loss of $635,492 for the nine months ended September 30, 2007, and a net loss of $479,863 for the nine months ended September 30, 2006.  Most of our expense related to research and development in 2006.

Our research and development expenses were $72,182 for the nine months ended September 30, 2007, compared to $244,290 in the same period of 2006.

During the nine months ended September 30, 2007, we issued 4,000,000 shares of common stock and granted 5,000,000 options to purchase common stock in connection with a consulting agreement.  Both the shares and stock options have been valued at fair market value as of the date of issuance and grant.  The value of the shares and options was initially recorded as a prepaid expense which is being amortized over the 15 month term of the consulting agreement which expires on June 30, 2008.  For the three months ended September 30, 2007, the Company recognized $172,121 as an expense related to these shares and options.

Subsequent to the quarter ended September 30, 2007, we sold 2,000,000 shares of common stock in connection with a stock purchase agreement for $100,000.

Liquidity

As of September 30, 2007, we had $4,697 in cash and $516,361 in prepaid expenses, with $375,677 in current liabilities.  Subsequent to the quarter ended September 30, 2007, we sold 2,000,000 shares of common stock in connection with a stock purchase agreement for $100,000.

We plan to fund our proposed “stages” of operations by additional private placements of debt or equity securities or a combination of both.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended September 30, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the last three months we did not issued any unregistered securities.

Use of Proceeds of Registered Securities

We did not receive any proceeds from the sale of registered securities during the quarter ended September 30, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) Subsequent to the quarter ended September 30, 2007, we sold 2,000,000 shares of common stock in connection with a stock purchase agreement for $100,000.

(b) Nominating Committee

During the quarterly period ended September 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

(a) Exhibits and Index of Exhibits.

None.

31.1 302 Certification of Thomas C. Drees, PH.D

31.2 302 Certification of David E. Nelson

32 Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANGUINE CORPORATION

Date:	11/19/07	By:	/s/Thomas C. Drees
Thomas C. Drees
CEO, President and Chairman of the Board of Director

Date:	11/19/07	By:	/s/David E. Nelson
David E. Nelson
CFO and Director