Form 10KSB
period 2007-12-31
SANGUINE CORP
filed 2008-03-31
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2007

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number       000-24480

Sanguine Corporation

(Exact name of registrant as specified in charter)

Nevada                                        95-4347608

State or other jurisdiction of                 (I.R.S. Employer I.D. No.

incorporation or organization

101 East Green Street, #6 Pasadena, California  91105

(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code: (626) 405-0079

Securities registered pursuant to section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered

None                                             N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes [X]  No [ ]  (2)  Yes[X]  No  [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

State issuer's revenues for its most recent fiscal year: $10,000

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:   The bid on March 18, 2008, was $0.072 giving the shares held by non-affiliates a market value of $2,998,649.  There are approximately 41,647,898 shares of common voting stock of the Issuer beneficially owned by non-affiliates.

As of March 18, 2008, the Registrant had 97,767,825 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:  NONE

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements.”

Business Development.

     Developmental Information for the Year Ended December 31, 2006.

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

     Developmental Information for the Year Ended December 31, 2007

Effective January, 2007 we extended the expiration dates of 1,943,115 outstanding warrants to purchase shares of our common stock at $0.08 per share to March, 2008, or a year from the date on which they were scheduled to expire.

On November 21, 2007, we executed a Consulting and Confidentiality Agreement for a 12 month term with KKS Venture Management, Inc. (“KKS”) and Alfonso C. Knoll (“Knoll”), its principal, whereby KKS was engaged to provide consulting services.   KKS has agreed to exercise its best efforts to provide us with help in gaining market awareness and exploring the possibilities of a European listing; recommending a capitalization restructure to facilitate an offering of $5,000,000; and, in approaching a large underwriter to structure a secondary offering for the advertising of our brand and to increase our budget.  KKS has also agreed to provide such managerial help and consultation to foster our growth and performance. The KKS Agreement automatically renews with the same terms on the last day of the 12th month, unless either party gives written notice of intent not to renew.

KKS and Knoll will be compensated as follows:

· Upon approval of the KKS Agreement, we issued to KKS, three million (3,000,000) shares of our common stock that are “restricted securities” under Rule 144 of the Securities and Exchange Commission (the “SEC”), with “piggy-back” registration rights; and

· 675,000 shares of our common stock through a grant from our Stock Option Plan to Knoll, personally, under a separate Letter Agreement of even date; and

· After successful completion of a minimum of an initial $500,000 financing has been realized by us, we will pay KKS Twenty Thousand Dollars ($20,000) per month so long as we can afford to pay that sum while the KKS Agreement or any extension thereof is in effect.

On November 21, 2007, we executed a Management Consulting Agreement for a 24 month term with LKB Partners, LLC (“LKB”), whereby LKB was engaged to provide additional management consulting services to us.  LKB had previously executed a Consulting Agreement with us on April 4, 2007.

LKB and its principal, Frank Marra, has agreed to make themselves available to act in the full capacity as General Manager (Marra, individually) and President (Marra, individually) for us, which includes running all day to day business operations, entering into or negotiating contracts, hiring and firing of personnel, paying expenses, devising, revising and implementing business, financing, marketing strategies and all other necessary tasks relevant to the position.

Furthermore, KKS will be responsible for providing contacts for us to raise the requisite equity capital to pay our current obligations and work to provide capital for our future endeavors. LKB will be paid $8,000 for each month of the 24 month term for these services.

We also agreed to pay LKB for these services 3,000,000 shares of our common stock that are “restricted securities,” of which 500,000 shares went to Marra personally under a separate Letter Agreement.  We also agreed to grant to LKB the option to purchase up to 9.5 percent of the issued and outstanding shares of our common stock at a price of $0.06 per share for a period of two years; provided, however, these options, to the extent not exercised prior thereto, shall be void on March 31, 2008, unless we shall have raised not less than the sum of $500,000 through the efforts of LKB or its associates or affiliates or by persons introduced by it or its associates or affiliates by March 31, 2008, with no proration of options in the event all $500,000 is not raised.

Effective during the quarter ended September 30, 2007, but approved by the Board of Directors on November 21, 2007, we executed a Stock Purchase Agreement with Terra Silex Holdings LLC, a Pennsylvania LLC (“Terra Silex”), wherebyTerra Silex purchased Two Million (2,000,000) shares of our common stock for a purchase price of One Hundred Thousand Dollars ($100,000). This $100,000 amount counts against the $500,000 required to be raised as a condition of the LKB option referenced in the preceding paragraph.

Pursuant to a consulting agreement dated April 4, 2007, between us and LKB, LKB received 4,000,000 shares of our common stock that are “restricted securities,” and was granted an option to purchase an additional 5,000,000 shares of our common stock that are “restricted securities” at a price of $0.06 per share for a period of two years ending April 3, 2009.  On April 4, 2007, the Company also issued 1,000,000 shares to Frank Marra.

On November 20, 2007, Dr. Thomas C. Drees, our current President, executed an Option Agreement with LKB pursuant to which he granted LKB an option to purchase 10,000,000 shares of our common stock that are owned by him at a purchase price of $0.035 per share for a term of five (5) years, provided, however, these options, to the extent not exercised prior thereto, shall be void on March 31, 2008, unless we shall have raised not less than the sum of $500,000 through the efforts of LKB or its associates or affiliates or by persons introduced by LKB or its associates or affiliates by March 31, 2008.  The $100,000 invested by Terra Silex that is outlined above is considered to be a part of this $500,000 funding condition.

Also, on November 20, 2007, Dr. Drees executed an additional Option Agreement with Terra Silex pursuant to which he granted Terra Silex an option to purchase 10,000,000 shares of our common stock that are owned by him at a purchase price of $0.035 per share for a term of five (5) years, provided, however, these options, to the extent not exercised prior thereto, shall be void on March 31, 2008, unless we shall have raised not less than the sum of $500,000 by March 31, 2008, as outlined above.  The $100,000 invested by Terra Silex that is outlined above is also considered to be a part of this $500,000 funding condition.

On November 21, 2007, we executed a Management Consulting Agreement for a term in perpetuity with Thomas C. Drees, PhD., our current President, whereby Dr. Drees was engaged to provide management consulting services.  Dr. Drees has agreed to be retained to act in the full capacity as Chief Executive Officer for us, which includes, but not be limited to, working with management to help promote our overall growth, evaluating business opportunities, offering input on critical business issues that may arise from time to time, participate in planning for our business future and other like duties.  Dr. Drees will be paid $4,000 for each month, in perpetuity for these services, as long as we are in business or until Dr. Drees’ death.  In the event that Dr. Drees is relieved of the obligations of the Drees Agreement and no longer serves as CEO, the fee will remain intact until one of the aforementioned conditions occurs. Notwithstanding that the term shall not have been completed, we may terminate the Drees Agreement (i) upon the death of Dr. Drees, and (ii) if Dr. Drees should be incapacitated by illness or any other matter from performing his duties hereunder for a continuous period of sixty days.

Developments since 2007

In the first quarter of 2008, we raised $280,000 from two investors.  These funds will be used to further the development of our product and hire additional consultants to assist in our business development.  The Company also retained an investor relation firm which will be paid $20,000 and up to 500,000 shares of our common stock.  The term of the agreement is for one year.

Business.

We are engaged in the development of a synthetic red blood cell or an origination product called "PHER-O2."  The development of this product presently comprises our sole business operations.  PHER-O2 is composed of perfluoro-decalin molecules, or synthetic red blood cells, purified water and a proprietary, synthetic, fluorinated surfactant, or wetting agent, to hold the emulsion together. Perfluoro-decalin has great oxygen-carrying capacity, yet it can be as much as 25 times smaller than a red blood cell.  We believe that PHER-O2 can carry three to four times the oxygen of human blood per unit volume. This increased oxygen-carrying capacity would make PHER-O2 useful in the treatment of heart attacks, strokes, cancer and other diseases for which increased oxygenation is beneficial.  We also believe that perfluoro-decalin is effective as an imaging agent in X-ray imaging, nuclear magnetic resonance imaging and CAT scans, without side effects.  Our management estimates that PHER-O2 has several other advantages over human blood: that it can be sterilized to be free of disease; that it has the quality of a universal match for all blood types; that it can be mass-produced; and that it can be stored at room temperature for up to three and one half years, much longer than human blood, which can only be stored at room temperature for about 42 days.

We have completed the compounding of PHER-O2, and we have completed initial gross animal tests that do not require regulatory approval prior to commencement.  However, regulatory agencies may review the data gathered from any of these tests.  We have manufactured the experimental doses of PHER-O2 required to conduct these tests.  Our current second phase of development of PHER-02 involves:

     *    the completion of a Master Drug File, pending final funding;

     *    the completion of a “method of use” to support labeling of the product;

     *    the completion of a 510 (k) submission to the FDA to request support for PHER-O2 as a device;

     *    the completion formulation adjustments as deemed necessary for PHER-O2’s use as a transport medium;

In parallel with our second phase of operations, we intend to continue working with outside agencies and/or universities to support the writing and completion of peer reviewed medical papers.  These papers will be announced as agreements with the agencies and/or universities are completed.  The Company has been contacted related to many uses of PHER-O2.  Notwithstanding internal Company identified programs, Sanguine is desirous of moving toward licensing opportunities.  To complete licensing opportunities, it will be necessary for third parties to complete necessary testing and peer reviewed studies.  Should the testing and studies prove successful, the Company intends to move toward revenue generation.  All revenue considerations will comply with all necessary FDA requirements.

In our third phase of operations, we intend to continue developing the perfluorocarbon compounds in PHER-O2 in order to optimize its quality for intravenous use; and begin animal safety and efficacy trials in accordance with FDA guidelines and comparable foreign regulatory requirements, with the aid and assistance of a regulatory specialist.  We will need additional funding for these purposes.

In our final phase, we intend to:

     *    complete United States testing of PHER-O2;

     *    seek all necessary FDA approvals and begin American and Canadian sales; and

     *    complete overseas testing and begin overseas sales in foreign countries.

In our final phase, we also intend to continue trials to test PHER-O2 for other applications, transplant organ preservation and treatment of carbon monoxide poisoning, sickle cell anemia, heart attack and stroke and numerous other confidential areas.  We will have to conduct similar rigorous testing and clinical trials of PHER-O2 for each desired application, although we expect much of all sales will be off-label, as was the case with the first generation sales of Fluosol, a first generation product of PHER-O2.

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

Distribution Methods of the Products or Services.

None; our products are still in the research and development stage.

Status of any Publicly Announced New Product or Service.

None; not applicable.

Competitive Business Conditions and the Small Business Issuer's Competitive Position in the Industry and Methods of Competition.

      10 years ago, there were 15 possible competitors.  We believe there are still three companies working to develop alternatives to human blood.  They include:

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

We have a Consulting Agreement with Beckloff, a Cardinal Health company, that was effective for one year commencing on March 25, 2005, whereby Beckloff agreed to assist us in implementing, conducting and completing our FDA testing and approval process.  Subject to available funding, we expect these services to continue through 2008 for the same purposes.

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

Research and Development Costs During the Last Two Fiscal Years.

Since inception, we have expended a total of approximately $1,973,158 on research and development.  During years ended December 31, 2007, and 2006, research and development expense was approximately $73,510 and $361,432, respectively.  None of these costs were borne by customers or others.

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

ITEM 2. DESCRIPTION OF PROPERTIES

We lease approximately 600 square feet of office space located at 101 East Green Street, Suite 6, Pasadena California, 91105, at a base rent of $820 per month.  The lease is on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matter was submitted to a vote of our Company's stockholders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock commenced to trade on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in the second quarter of 1994 under the symbol “SGNC.”

The range of high and low bid quotations for our common stock during each quarter of the year ended December 31, 2006, and December 31, 2007, is presented below.  Prices are inter-dealer quotations as reported do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

Quarter ended:

High

Low

March 31, 2006

$.16

$.12

June 30, 2006

$.22

$.105

September 30, 2006

$.24

$.11

December 31, 2006

$.125

$.075

March 31, 2007

$.15

$.085

June 30, 2007

$.175

$.096

September 30, 2007

$.12

$.081

December 31, 2007

$.12

$.055

          *    The future sale of presently outstanding “restricted securities” (common stock) by present members of our management and others may have an adverse effect on any market in the shares of our common stock.  See the heading “Recent Sales of Unregistered Securities,” directly below.

Holders.

The number of record holders of our common stock as of March 18, 2008, was approximately 562.

Dividends.

We have not declared any cash dividends on our common stock, and we do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our product, PHER-02 and related business opportunities.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Recent Sales of Unregistered Securities.

Restricted Securities.

The following "restricted securities" of our Company were sold during the past three calendar years:

Name	Number of Shares or Units	Date	Consideration
Leonard W. Burningham, Esq. (2)	500,000	9/2004	Services
Seven (7) persons and/or entities (3)	2,800,000	9/2004	Services
Nine (9) persons and/or entities (4)	773,902	9/2004	Conversion of Convertible Notes
Ascendiant Capital Group LLC (5)	228,666	9/2004	Conversion of Debt
Thomas C. Drees, Ph.D. (6)	31,604,000	9/2004	Conversion of Debt
Anthony & Audrey Hargreaves Trust (7)	924,600	9/2004	Conversion of Debt
Richard H. Walker (5)	300,000	12/2004	Warrant Exercise
Jossef Kahlon (5)	700,000	12/2004	Warrant Exercise
Medical Advisory Board (1)	150,000	12/2004	Services
Kelly Trimble (8)	163,691	12/2004	Warrant Exercise
Mark Sansom (8)	163,690	12/2004	Warrant Exercise
Jason Douglas (8)	100,000	12/2004	Warrant Exercise
Max Sabour (8)	100,000	12/2004	Warrant Exercise
Todd Kinney (8)	100,000	12/2004	Warrant Exercise
Robert Kwun (1)	100,000	12/2004	Warrant Exercise
Leonard W. Burningham, Esq. (8)	513,750	12/2004	Warrant Exercise
Branden Burningham, Esq. (8)	350,000	12/2004	Warrant Exercise
Brad Burningham, Esq. (8)	350,000	12/2004	Warrant Exercise
Leonard W. Burningham, Esq. C/F (8)	300,000	12/2004	Warrant Exercise
Richard P. Stanton (5)	83,629	12/2004	Warrant Exercise
Leonard W. Burningham, Esq.(8)	200,000	2005	Warrant Exercise

Joseph Trabacoone(8)	100,000	2005	Warrant Exercise
Todd Kinney(8)	100,000	2005	Warrant Exercise
William P. Archer(8)	100,000	2005	Warrant Exercise
Robert S. Howell(8)	46,627	2005	Warrant Exercise
SCS, Inc.(9)	160,000	2005	Warrant Exercise
Susan Johnston(8)	100,000	2005	Warrant Exercise
James R. Dunn(8)	100,000	2005	Warrant Exercise
Joseph Trabaccone(8)	90,000	2/2005	Warrant Exercise
Robert Kwun(1)	73,313	2/2005	Services
Medical Advisory Board (1)	37,500	4/2005	Services
Robert Kwun(1)	50,000	4/2005	Services
Joseph Trabaccone(8)	83,314	4/2005	Warrant Exercise
Thomas C. Drees(1)	25,000	4/2005	Services
David E. Nelson(1)	25,000	4/2005	Services
Edward L. Kunkel(1)	25,000	4/2005	Services
Leonard W. Burningham, Esq. (8)	200,000	5/2005	Warrant Exercise
Thomas C. Drees(1)	25,000	10/2005	Services
David E. Nelson(1)	25,000	10/2005	Services
Edward L. Kunkel(1)	25,000	10/2005	Services
Medical Advisory Board (1)	75,000	10/2005	Services
Robert Kwun(1)	100,000	10/2005	Services
Thomas C. Drees(1)	25,000	5/2006	Services
David E. Nelson(1)	25,000	5/2006	Services
Edward L. Kunkel(1)	25,000	5/2006	Services
Medical Advisory Board (1)	75,000	5/2006	Services
Robert Kwun(1)	25,000	5/2006	Services
Jonathan Lakey(1)	100,000	5/2006	Services
James Shapiro(1)	50,000	5/2006	Services
Leonard W. Burningham(8)	250,000	5/2006	Warrant Exercise
M. E. Dancy Consulting Services, Inc. (10)	400,000	7/2006	Services
Thomas C. Drees(1)	37,500	1/2007	Services
David E. Nelson(1)	37,500	1/2007	Services
Edward L. Kunkel(1)	37,500	1/2007	Services
Medical Advisory Board(1)	112,500	1/2007	Services
Robert Kwun(1)	37,500	1/2007	Services
James Shapiro(1)	150,000	1/2007	Services
Private Placement	746,667	3/8/07	$0.06 per share
LKB Partners, LLC	4,000,000	4/4/2007	Services
KKS Venture Management, Inc.	3,000,000	11/21/2007	Services
LKB Partners, LLC	2,500,000	11/21/2007	Services
Terra Silex Holdings, LLC	2,000,000	11/21/2007	$100,000

___________________________________

(1)  Issued for service as a member of the Board of Directors or the Medical Advisory Board.

(2) These shares were valued at $40,000.

(3) These shares were valued at $242,034.

 (4) The Convertible Note executed in favor of Barbara R. Mittman on March 19, 2002, in the amount of

$3,750, together with accrued interest, was converted to 97,102 shares of common stock of our Company.

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

We issued 112,500 shares to our medical advisory board members.  Additionally, we issued 4,666,667 shares of our common stock at a price of $0.06 per share for aggregate proceeds of $280,000 to two investors.  The funds are being used for general working capital purposes.

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

Use of Proceeds of Registered Securities.

Proceeds from the sale of registered securities received during the year ended December 31, 2006, totaled $95,410, from warrant exercises. These funds were primarily used for professional services and administrative expenses.  There were no sales of registered securities during 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers.

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2007.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation.

General.

We have not commenced planned principal operations, but have made progress, in formulation and stability testing.

In January, 2005, we were successful in developing improved formulations of our surfactants for PHER-02.

In December, 2006, we completed a pre-IND meeting with the FDA, where Company management presented data to determine an appropriate regulatory path related to PHER-O2.

Pending additional funding our plan of operation for the next 12 months is to complete the preparation and submission of the U.S. FDA New Device Application to support PHER-02 as a synthetic oxygen carrying product.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the years ended December 31, 2007 and 2006, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the calendar years ending December 31, 2007, and 2006, were $10,000 and $5,563, respectively.  We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

We realized a net loss of $934,148 for the year ended December 31, 2007, and a net loss of $617,335 for the year ended December 31, 2006.  Most of our expense related to the value of equity securities issued by us for services rendered.

Our research and development expenses were $73,510 in 2007, compared to $361,432 in 2006.

Liquidity.

As of December 31, 2007, we had $15,436 in cash, with $372,657 in current liabilities.

During the calendar year ended December 31, 2007, we had net operating expenses of $924,068, while receiving $10,000 in revenues.  We received $5,563 in revenues, and had total operating expenses of $624,307 during the calendar year ended December 31, 2006.  Most of these expenses related to the value of equity securities issued by us for services rendered.

Cash resources at December 31, 2007, and 2006, were $15,436 and $30,288, respectively.   On October 18, 2006, our Board of Directors resolved to offer for sale in a private placement 6,666,667 shares of our common stock that are “restricted securities” to “accredited investors” at $0.06 per share for aggregate gross proceeds of $400,000.  This offering was closed on February 12, 2007, with 746,667 shares having been sold for gross proceeds of approximately $44,800.

Off Balance Sheet Arrangements.

We had no off balance sheet arrangements during the year ended December 31, 2007.

Forward Looking Statements.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers.

The following table sets forth the names of all of our current directors and executive officers.  These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignations or terminations.

Directors and Executive Officers.

Name	Positions Held or Designation	Date of Election or Resignation	Date of Termination
Thomas C. Drees, PhD., MBA	CEO, President, Director Chairman	6/93 1/98 6/93 11/95	* * * *
David E. Nelson, CPA	Director Chief Financial Officer Secretary/Treasurer	3/96 3/96 6/03	* * *
Edward L. Kunkel, Esq.	Director	4/94	*

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

Medical Advisory and Applications Board of Directors.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Craig Morrison, M.D.	Member	10/00	*
Leon Cass Terry, M.D., Ph.D.	Member	10/00	*
Herbert J. Meiselman, Sc.D.	Member	10/00	*
Robert Kwun, M.D.	Member	12/04	*

 *  These persons presently serve in the capacities indicated.

Business Experience.

Thomas C. Drees, Ph.D., MBA, Chairman, President, CEO and a Director. Dr. Drees, age 79, is the founder of Sanguine California.  Dr. Drees was Vice President and General Manager of Abbott Scientific Products Division, collector of blood plasma derivatives and manufacturer of human blood derivatives from 1973 to 1978.  From 1978 to 1984, he was the President and CEO of Alpha Therapeutics Corporation, a subsidiary of Green Cross Corporation of Japan and the developer of Fluosol DA 20, the only FDA-approved synthetic blood product.  For 33 years, Dr. Drees has been involved at top management levels with the collection, manufacture and marketing of human blood plasma derivatives.  He has written many publications on the subject, including the widely-acclaimed book "Blood Plasma: The Promise and the Politics," Ashley Books, New York, 1983.

David E. Nelson, CPA, Chief Financial Officer and Director.  Mr. Nelson, age 64, received a B.S. degree in accounting from the University of Utah in 1966.  He has over 20 years' experience in operations, finance and regulatory compliance of stock brokerage firms.  He is the past President of Covey & Company, Inc., a broker/dealer formerly registered with the Securities and Exchange Commission.  Mr. Nelson has been a member of the NASD's Board of Arbitrators, the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

Edward L. Kunkel, Esq., Director.  Mr. Kunkel is 60 years of age. He graduated with a Juris Doctor degree from the University of Southern California in 1973.  From 1973 to 1978, he practiced law with the firm of Karns & Karabian in Los Angeles, California.  From 1978 to the present, he has practiced educational law, real estate law and general business law in his own firm.  Mr. Kunkel is a member of the State Bar of California, the Los Angeles County Bar Association and the National School Board Attorneys' Association. He has also been a licensed real estate broker since 1979.

Craig Morrison, M.D., Advisory Board Member, is 65 years of age, and practices at the Brigham Young Student Health Center.  He has been an attending and consulting staff general surgeon since 1978 at the following hospitals: Utah Valley Regional Medical Center, Orem Community Hospital, Colombia Mountain View Hospital and Central Valley Hospital.  Dr. Morrison received his Doctor of Medicine Degree from the University of Oregon Medical School in 1970, followed by a pediatric internship and surgical residency at the University of Southern California-Los Angeles County Hospital and the Huntington Memorial Hospital in 1975.

Leon Cass Terry, M.D., Ph.D., Advisory Board Member, is 66 years of age, and joined the Medical College of Wisconsin as a Professor of Neurology and Professor of Physiology in 1989, until his retirement.  Focusing on his professorial duties, Dr. Terry recently stepped down from his position as the Chairman of Neurology, which he held from June of 1989 to May, 2000.  During his tenure, Dr. Terry was the Associate Dean for Ambulatory Care from January, 1997 to March, 1998, and was the Chief of Staff from January, 1997 to January, 1999.  He also held previous teaching and professional positions as a Research Scientist for the University of Michigan, Institute of Gerontology; Professor of Neurology and Associate Professor of Physiology and Neurology at the University of Michigan; and Associate Professor of Neurology at the University of Tennessee Center for Health Sciences.  Dr. Terry earned his Doctorate of Pharmacology from the University of Michigan, his Doctor of Medicine from Marquette University Medical School, his Ph.D. in Experimental Medicine from McGill University Medical School and his Master of Business Administration from the University of South Florida.  Dr. Terry has authored over 100 peer-reviewed articles, abstracts and book chapters in well known and respected publications.  He was also principal or co-investigator on over 30 grants from the National Institute of Health, various pharmaceutical companies, philanthropic donations and others.  He has also conducted clinical trials in various neurological disorders.

Herbert J. Meiselman, Sc.D., Advisory Board Member, is 67 years of age. He is an active Professor and Vice Chairman of the University of Southern California School of Medicine, Department of Physiology and Biophysics. Professor Meiselman graduated from Michigan Technical University with a BS degree in 1962.  He received a Sc.D. degree from the Massachusetts Institute of Technology in 1965.  As a Research Fellow at the California Institute of Technology, he studied in-vivo microcirculatory blood flow from 1966 to 1968. In 1968, he expanded his research studies to include in-vivo blood rheology, a program jointly administered by the California Institute of Technology and the University of Southern California Medical School.  Since 1972, Dr. Meiselman's research at the University of Southern California has been concentrated in the areas of blood rheology and the physical behavior of red blood cells and white blood cells.  He has authored or co-authored over 300 papers on numerous blood-related topics.

Robert Kwun, M.D., Advisory Board Member, is 42 years of age.  He graduated from Harvard University, and then received his medical degree from Columbia University, in New York.  His clinical training includes Columbia University's Manhattan Eye Ear and Throat Hospital, Los Angles Children's-USC Medical Center, the Doheny Eye Institute and New York's St. Vincent's Hospital.

Significant Employees.

There are no significant employees.

LKB Partners, LLC

The Company and LKB Partners, LLC entered into an agreement in November 2007 whereby LKB was engaged to provide management consulting services to the Company.  These services included handling the duties of general manager and president of the Company.  As part of this agreement, Frank Marra of LKB Partners, LLC agreed to handle the duties of president of the Company.  LKB Partners, LLC was founded in 2006 and engages in financial and business consulting.

Mr. Marra, age 44, is currently the managing member of LKB Partners, LLC which engages in financial consulting and acts as a private investment firm for small companies.  Prior to founding LKB in November 2006, Mr. Marra ran Stonebridge Ross which he founded in 1992 and sold in 2003.  Mr. Marra also worked as a registered representative for Drexel Burnham after attending college at the University of West Virginia.  Mr. Mara has focused on work with public and private emerging growth companies.  As part of Mr. Marra’s consulting work, he has acted as interim CEO for three public companies Sun Cut Floral Distributors from 1999 to 2001, a consolidator of national floral distributors, Interactive Medical Technologies from 1993 to 1995, a biomedical technology company and Rheologics, Inc. from 2005 to 2007 which developed a whole blood viscometer.

As part of the consulting agreement with LKB Partners, LLC and Frank Marra, the Company will pay LKB $8,000 for each month of the 24 month term for these services.  We also agreed to pay LKB for these services 3,000,000 shares of our common stock that are “restricted securities,” of which 500,000 shares went to Marra personally under a separate Letter Agreement.  We also agreed to grant to LKB the option to purchase up to 9.5 percent of the issued and outstanding shares of our common stock at a price of $0.06 per share for a period of two years; provided, however, these options, to the extent not exercised prior thereto, shall be void on March 31, 2008, unless we shall have raised not less than the sum of $500,000 through the efforts of LKB or its associates or affiliates or by persons introduced by it or its associates or affiliates by March 31, 2008, with no proration of options in the event all $500,000 is not raised.

Pursuant to a consulting agreement dated April 4, 2007, between us and LKB, LKB received 4,000,000 shares of our common stock that are “restricted securities,” and was granted an option to purchase an additional 5,000,000 shares of our common stock that are “restricted securities” at a price of $0.06 per share for a period of two years ending April 3, 2009.  On April 4, 2007, the Company also issued 1,000,000 shares to Frank Marra.

Family Relationships.

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

Compliance with Section 16(a) of the Exchange Act.

To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act, have been duly filed.  However, the following filings were filed later than their due dates by our directors, executive officers or 5% stockholders:

Filer	Transaction	Date Report Due	Date Report Filed
David E. Nelson, CPA Director, CFO, Secretary/Treasurer	Disposal of 110,000 Shares Acquisition of 25,000 Shares Disposal of 246,627 Warrants Acquisition of 25,000 Shares Acquisition of 25,000 shares Acquisition of 37,500 Shares	10/27/04 4/13/05 1/05/05 10/7/05 5/4/06 1/17/07	4/18/05 4/18/05 4/18/05 3/28/08 3/28/08 3/28/08
Edward L. Kunkel, Esq. Director	Acquisition of 25,000 shares Acquisition of 37,500 Shares Acquisition of 25,000 shares Acquisition of 25,000 Shares Acquisition of 37,500 shares	4/13/05 1/17/07 10/7/05 5/4/06 1/17/07	4/19/05 3/26/08 * * *
Thomas C. Drees, Ph.D. Director and President	Acquisition of 25,000 Shares Disposal of 205,000 Shares Acquisition of 37,500 Shares Acquisition of 25,000 shares Acquisition of 25,000 Shares Acquisition of 37,500 shares	4/13/05 12/22/04 1/17/07 10/7/05 5/4/06 1/17/07	4/19/05 4/19/05 3/26/08 * * *

•

We will file these Form 4's subsequent to this Report in approximately two weeks.

In addition to the late reports by the above officers, through a series of consulting agreements and option contracts entered into in November 2007, several consulting firms acquired the ability to purchase over 10% of our outstanding common stock.  This firms and/or individuals have not made the necessary filings.

Code of Ethics.

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries= chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Company's last completed fiscal year):

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Thomas C. Drees, Ph.D., MBA, CEO, President, Chairman of the Board	12/31/07 12/31/06 12/31/05	* * *	0 0 0	* * *	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
David E. Nelson, CPA CFO and Director	12/31/07 12/31/06 12/31/05	* * *	0 0 0	* * *	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Edward L. Kunkel, Esq. Director	12/31/07 12/31/06 12/31/05	* * *	0 0 0	* * *	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

*   Commencing with the quarter ended December 31, 2004, members of our Board of Directors will be paid 12,500 shares of common stock per quarter for all services rendered to us in lieu of employment contracts.  See Part III, Items 12 and 13, below.

On November 21, 2007, we executed a Management Consulting Agreement for a term in perpetuity with Thomas C. Drees, PhD., our current President, whereby Dr. Drees was engaged to provide management consulting services.  Dr. Drees has agreed to be retained to act in the full capacity as Chief Executive Officer for us, which includes, but not be limited to, working with management to help promote our overall growth, evaluating business opportunities, offering input on critical business issues that may arise from time to time, participate in planning for our business future and other like duties.  Dr. Drees will be paid $4,000 for each month, in perpetuity for these services, as long as we are in business or until Dr. Drees’ death.  In the event that Dr. Drees is relieved of the obligations of the Drees Agreement and no longer serves as CEO, the fee will remain intact until one of the aforementioned conditions occurs. Notwithstanding that the term shall not have been completed, we may terminate the Drees Agreement (i) upon the death of Dr. Drees, and (ii) if Dr. Drees should be incapacitated by illness or any other matter from performing his duties hereunder for a continuous period of sixty days.

Outstanding Equity Awards.

See the heading "Compensation of Directors" below.  Also, see the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5, above.

Compensation of Directors.

All directors, executive officers and Medical Advisory Board Members will be paid 50,000 shares of our common stock per year, in quarterly issuances.

Changes in Control.

To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our Company. However, based on the agreements entered into in November 2007, between us and LKB, Terra Silex, and Dr. Drees and LKB, and Dr. Drees and Terra Silex, Terra Silex and LKB have accumulated the potential to acquire substantial numbers of our common stock.  Accordingly, these agreements may be deemed to involve a “change in control” of our Company, especially if all options are exercised.

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the Annual Report:

Security Ownership of Certain Beneficial Owners.

Name and Address	Number of Shares Beneficially Owned	Percent of Class (1)
Thomas C. Drees, Ph.D., MBA (2) 101 East Green Street, #11 Pasadena, California 91105	37,015,633	37.86%

LKB Partners LLC (3) 534 Wharton Blvd Exton, PA 19341	15,500,000	15.85%

Leonard Burningham 455 East 500 South, Suite 205 Salt Lake City, Utah 84111-3323	5,437,293	5.56%

Terra Silex Holdings, LLC (4) 240 Main St. Denver, PA 17517	15,000,000	15.34%

KKS Venture Management, Inc. (5) 124 Huntzinger Road Wernersville, PA 19565	9,287,943	8.68%

Frank Marra (6) 534 Wharton Blvd. Exton, PA 19341	16,000,000	16.37%

Total of all five percent Stockholders(7)	98,240,869	101%

______________________

(1) Based upon 97,767,825 shares of outstanding common stock.

(2)  Dr. Drees owns 31,426,500 shares in his own name and 5,589,133 shares in the name of the Drees Family Trust.

(3) LKB Partners LLC investment making authority and dispositive power over the shares are vested in Frank Marra, managing member of LKB Partners LLC.  LKB Partners, LLC owns 5,000,000 shares and has an option to acquire an additional 10,000,000 shares from Dr. Thomas Drees, our CEO, at an exercise price of $0.035 per share and an option to acquire an additional 5,000,000 shares at $0.06 per share from the Company.  Since these options are exercisable within sixty days, the share holdings set forth above include the shares issuable on exercise of the options.

(4)  Terra Silex Holdings, LLC investment making authority and dispositive power over the shares are vested in Alfonso C. Knoll, the managing member of Terra Silex Holdings, LLC.  In addition to owning 5,000,000 shares, Terra Silex Holdings, LLC received an option from Dr. Thomas Drees, our CEO, to acquire 10,000,000 shares of common stock at an exercise price of $0.035 per share.  Since this option is exercisable within sixty days, the share holdings set forth above include the shares issuable on exercise of the option.

(5)  KKS Venture Management, Inc. investment making authority and dispositive power over the shares are vested in Alfonso C. Knoll, an officer of KKS Venture Management, Inc.  KKS Venture Management, Inc. has an option to acquire 9.5 percent of our outstanding common stock at an exercise price of $0.06 per share.  The 9.5 Percent is equivalent to approximately 9,287,943 shares of our common stock.  Since the option is exercisable within sixty days, the shares issuable on exercise of the option are included in the share holdings set forth above.  The above percentage assumes the issuance of the 9,287,943 shares.

(6)  Frank Marra owns 500,000 shares individually and through his management role in LKB Partners, LLC is deemed to own the shares held by LKB of 15,500,000, which includes all options exercisable within 60 days.

(7)  Total five percent shareholders is calculated based on the current shares outstanding plus the 9.5 percent option to KKS.

Security Ownership of Management.

Name and Address	Number of Shares Beneficially Owned	Percent of Class (1)
Thomas C. Drees, Ph.D., MBA 101 East Green Street, #11 Pasadena, California 91105	37,015,633	37.86%

David E. Nelson, CPA 528 14th Avenue Salt Lake City, Utah 84103	566,794	0.58%

Edward L. Kunkel, Esq. 16 N. Marengo Ave, #517 Pasadena, California 91103	162,500	0.17%

All directors and officers as a group (three persons)	37,744,927	38.61%

_____________________________

(1)  Based upon 97,767,825 shares of outstanding common stock.

Indirect and Direct ownership are referenced by an "I" or "D", respectively.  All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons.

Related party payables, represents amounts owed to our officers for reimbursement of expenses paid on behalf of the Company.  For 2007 and 2006, related party payables were $0 and $4,000, respectively.

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

On November 21, 2007, we executed an agreement with Thomas C. Drees, PhD. for a term in perpetuity with Dr. Drees, PhD., our current President, whereby Dr. Drees was engaged to provide management consulting services.  Dr. Drees has agreed to be retained to act in the full capacity as Chief Executive Officer for us, which includes, but not be limited to, working with management to help promote our overall growth, evaluating business opportunities, offering input on critical business issues that may arise from time to time, participate in planning for our business future and other like duties.  Dr. Drees will be paid $4,000 for each month, in perpetuity for these services, as long as we are in business or until Dr. Drees’ death.  In the event that Dr. Drees is relieved of the obligations of the Drees Agreement and no longer serves as CEO, the fee will remain intact until one of the aforementioned conditions occurs. Notwithstanding that the term shall not have been completed, we may terminate the Drees Agreement (i) upon the death of Dr. Drees, and (ii) if Dr. Drees should be incapacitated by illness or any other matter from performing his duties hereunder for a continuous period of sixty days.

Except as indicated above, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.  As part of a series of contracts entered into in November 2007, several consulting firms were issued shares of our common stock.  For further information on the issuance of shares to the consulting firms and individuals see Business Development under Item 1-Descritption of Business herein.

Parents of the Issuer.

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

Exhibit

Number               Description

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

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2007, and December 31, 2006:

Fee Category	2007	2006
Audit Fees	$18,400	$21,705
Audit-related Fees	0	0
Tax Fees	1,019	2,279
All Other Fees	0	0
Total Fees	$19,419	$23,984

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

Date: March 31, 2008

By  /s/Thomas C. Drees

Thomas C. Drees, Ph.D., MBA

CEO, President and Chairman of the

Board of Directors

Date: March 31, 2008

By  /s/David E. Nelson

David E. Nelson, CPA

CFO and Director

Date: March 31, 2008

By  /s/Edward L. Kunkel

Edward L. Kunkel, Director

SANGUINE CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

C O N T E N T S

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sanguine Corporation and Subsidiary

(A Development Stage Company)

Pasadena, California

We have audited the consolidated balance sheet of Sanguine Corporation and subsidiary (a development stage company) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006, and for the period from inception of the development stage on January 18, 1990, through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanguine Corporation and subsidiary (a development stage company) as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 2007 and 2006, and for the period from inception of the development stage on January 18, 1990, through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Sanguine Corporation's internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-KSB and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company the Company has incurred significant losses which have resulted in an accumulated deficit.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

March 24, 2008

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheet

ASSETS

December 31, 2007

CURRENT ASSETS

Cash	$15,436
Prepaid expenses	770,384

Total Current Assets	785,820

PROPERTY AND EQUIPMENT, NET	670

OTHER ASSETS
Long term prepaid expenses	111,375

TOTAL ASSETS	$897,865

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ EQUITY

December 31, 2007

CURRENT LIABILITIES

Accounts payable	$332,719
Accrued compensation	39,938

Total Current Liabilities	372,657

Total Liabilities	372,657

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock, 200,000,000 shares authorized of $0.001 par value, 97,767,825 shares issued and Outstanding	97,768
Additional paid in capital	7,719,119
Deficit accumulated during the development stage	(7,291,679)

Total Shareholders’ Equity	525,208

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$897,865

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

For the Year Ended December 31,		From Inception of the Development Stage on January 18, 1990 through December 31
2007	2006	2007

REVENUES	$10,000	$5,563	$191,762

OPERATING EXPENSES

Professional fees	749,921	154,724	3,646,099
Research and development	73,510	361,432	1,973,158
Selling, general and administrative	100,637	108,151	2,702,269

Total Operating Expenses	924,068	624,307	8,321,526

LOSS FROM OPERATIONS	(914,068)	(618,744)	(8,129,764)

OTHER INCOME (EXPENSE)

Interest income	241	1,929	39,505
Interest expense	-	(520)	(667,986)
Loss on cash deposit	-	-	(10,020)
Loss on foreign currency exchange	(20,321)	-	(20,321)
Gain on settlement of debt	-	-	1,496,907

Total Other Income (Expense)	(20,080)	1,409	838,085

NET INCOME (LOSS)	(934,148)	(617,335)	(7,291,679)

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized loss on foreign currency exchange	2,570	(2,570)	-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(931,578)	$(619,905)	$(7,291,679)

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)

DILUTED INCOME PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC	88,246,737	81,078,726

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	88,246,737	81,078,726

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Common Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount

Balance, January 18, 1990 Retroactive restated	1,428,364	$1,428	$2,423,214	$-	$-	$(2,464,642)	$-
Net income from January 1, 1990 through January 1, 1991	-	-	-	-	-	73,917	-
Balance, December 31, 1991	1,428,364	1,428	2,423,214	-	-	(2,390,725)	-
Common stock issued for services provided at $0.001 per share	2,720	2	-	-	-	-	-
Contributed capital by officer	-	-	750	-	-	-	-
Net loss for the year ended December 31, 1992	-	-	-	-	-	(77,011)	-
Balance, December 31, 1992	1,431,084	1,430	2,423,964	-	-	(2,467,736)	-
Common stock issued to acquire 94% of outstanding stock of Sanguine Corporation	14,589,775	14,590	-	-	-	(14,590)	-
Common stock for cash at $0.22 per share	510,000	510	109,490	-	-	-	-
Net loss for the year ended December 31, 1993	-	-	-	-	-	(92,895)	-
Balance, December 31, 1993	16,530,859	16,530	2,533,454	-	-	(2,575,221)	-
Quasi-reorganization	-	-	(2,423,964)	-	-	2,423,964	-
Common stock for cash at $0.39 per share	191,000	191	74,809	-	-	-	-
Net loss for the year ended December 31, 1994	-	-	-	-	-	(230,779)	-
Balance, December 31, 1994	16,721,859	16,721	184,299	-	-	(382,036)	-
Common stock issued for debt and payables at $0.11 per share	1,216,000	1,216	128,048	-	-	-	-
Common stock issued for services at $0.13 per share	1,625,000	1,625	201,500	-	-	-	-
Balance Forward	19,562,859	$19,562	$513,847	$-	$-	$(382,036)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Common Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount

Balance Forward	19,562,859	$19,562	$513,847	$-	$-	$(382,036)	$-
Net loss for the year ended December 31, 1995	-	-	-	-	-	(366,843)	-
Balance, December 31, 1995	19,562,859	19,562	513,847	-	-	(748,879)	-
Common stock issued for cash at $0.25 per share	10,000	10	2,490	-	-	-	-
Common stock issued for debt and payables at $0.25 per share	325,506	326	80,605	-	-	-	-
Common stock issued for services at $0.001 per share	979,358	979	-	-	-	-	-
Net loss for the year ended December 31, 1996	-	-	-	-	-	(210,017)	-
Balance, December 31, 1996	20,877,723	20,877	596,942	-	-	(958,896)	-
Common stock issued for services at $0.09 per share	100,000	100	9,234	-	-	-	-
Net loss for the year ended December 31, 1997	-	-	-	-	-	(166,212)	-
Balance, December 31, 1997	20,977,723	20,977	606,176	-	-	(1,125,108)	-
Common stock issued for cash at $0.10 per share	1,218,000	1,218	120,982	-	-	-	-
Common stock issued for debt and payables at $0.22 per share	240,000	240	52,887	-	-	-	-
Common stock issued for services at $0.12 per share	674,494	675	77,952	-	-	-	-
Shares canceled	(100,000)	(100)	100	-	-	-	-
Net loss for the year ended December 31, 1998	-	-	-	-	-	(366,439)	-
Balance, December 31, 1998	23,010,217	$23,010	$858,097	$-	$-	$(1,491,547)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Common Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount

Balance, December 31, 1998	23,010,217	$23,010	$858,097	$-	$-	$(1,491,547)	$-
Common stock issued for cash at $0.18 per share	52,777	53	9,447	-	-	-	-
Common stock issued for services at $0.10 per share	100,000	100	9,900	-	-	-	-
Net loss for the year ended December 31, 1999	-	-	-	-	-	(217,864)	-
Balance, December 31, 1999	23,162,994	23,163	877,444	-	-	(1,709,411)	-
Common stock issued for cash at $0.19 per share	3,318,269	3,318	632,002	-	-	-	-
Common stock issued for services at $0.26 per share	1,629,925	1,630	427,370	-	-	-	-
Net loss for the year ended December 31, 2000	-	-	-	-	-	(1,444,616)	-
Balance, December 31, 2000	28,111,188	28,111	1,936,816	-	-	(3,154,027)	-
Common stock issued for services at $0.25 per share	125,000	126	31,125	-	-	-	-
Common stock issued for services at $0.23 per share	75,000	75	17,175	-	-	-	-
Common stock issued for services at $0.13 per share	825,000	825	103,125	-	-	-	-
Common stock issued for services at $0.17 per share	50,000	50	8,500	-	-	-	-
Common stock issued for prepaid services at $0.23 per share	250,000	250	57,250	(57,500)	-	-	-
Common stock issued for commission of private placement of common stock	327,194	327	(327)	-	-	-	-
Balance Forward	29,763,382	$29,764	$2,153,664	$(57,500)	$-	$(3,154,027)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Common Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount

Balance Forward	29,763,382	$29,764	$2,153,664	$(57,500)	$-	$(3,154,027)	$-
Common stock issued for acquisition of subsidiary stock held by minority shareholders	840,195	840	(840)	-	-	-	-
Amortization of prepaid expenses	-	-	-	43,125	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	-	-	(1,037,570)	-
Balance, December 31, 2001	30,603,577	30,604	2,152,824	(14,375)	-	(4,191,597)	-
Additional common stock issued for acquisition of subsidiary stock held by minority shareholders in prior year	70,030	70	(70)	-	-	-	-
Common stock issued for services at $0.06 and $0.16 per share	1,615,000	1,615	57,122	-	-	-	-
Warrants issued for services	-	-	989,956	-	-	-	-
Common stock issued for prepaid services at $0.06 per share	1,700,000	1,700	94,810	(96,510)	-	-	-
Common stock issued for Cash-less warrant exercise at $0.06 - $0.13 per share	500,000	500	103,125	-	-	-	-
Common stock issued for exercise of warrants for cash at $0.08 per share	310,000	310	24,490	-	-	-	-
Amortization of prepaid expenses	-	-	-	14,375	-	-	-
Net loss for the year ended December 31, 2002	-	-	-	-	-	(1,729,701)	-
Balance, December 31, 2002	34,798,607	$34,799	$3,422,257	$(96,510)	$-	$(5,921,298)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Common Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount

Balance, December 31, 2002	34,798,607	$34,799	$3,422,257	$(96,510)	$-	$(5,921,298)	$-
Common stock issued for cash-less option exercise at $0.03 and $0.04 per share for services and prepaid services	625,000	625	23,375	(19,231)	-	-	-
Common stock issued for services at $0.03 - $0.11 per share	150,000	150	9,038	-	-	-	-
Common stock issued for debt at $0.03 and $0.02 per share	2,063,369	2,063	52,964	-	-	-	-
Common stock issued for debt and prepaid expenses at $0.08 per share	1,000,000	1,000	79,000	(62,943)	-	-	-
Amortization of prepaid expenses	-	-	-	115,741	-	-	-
Net loss for the year ended December 31, 2003	-	-	-	-	-	(324,531)	-
Balance, December 31, 2003	38,636,976	38,637	3,586,634	(62,943)	-	(6,245,829)	-
Common stock issued for cash-less option exercise at $0.06 and $0.08 per share for services	3,528,666	3,529	246,192	-	-	-	-
Common stock issued for services at $0.26 per share	150,000	150	38,850	62,943	-	-	-
Common stock issued for debt at $0.04 and $0.07 per share	33,302,502	33,302	1,319,425	-	-	-	-
Common stock issued for Cash at $0.08-$0.15 per share	3,241,131	3,241	326,049	-	-	-	-
Common stock issued for Cash-less warrant exercise at $0.28 per share	83,629	84	(84)	-	-	-	-
Net income for the year ended December 31, 2004	-	-	-	-	-	843,384	-
Balance, December 31, 2004	78,942,904	$78,943	$5,517,066	$-	$-	$(5,402,445)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Common Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount

Balance, December 31, 2004	78,942,904	$78,943	$5,517,066	$-	$-	$(5,402,445)	$-
Common stock issued for services at $0.11-$0.30 per share	412,500	413	80,713	-	-	-	-
Common stock issued for Cash at $0.08 per share	1,193,254	1,193	102,867	-	-	-	-
Common stock issued for Debt reduction at $0.06 per share	160,000	160	9,440	-	-	-	-
Net loss for the year ended December 31, 2005	-	-	-	-	-	(337,751)	-
Balance, December 31, 2005	80,708,658	80,709	5,710,086	-	-	(5,741,196)	-
Common stock issued for services at $0.12-$0.25 per share	725,000	725	143,087	-	-	-	-
Common stock issued for Cash at $0.08 per share	250,000	250	19,750	-	-	-	-
Common stock subscribed	-	-	-	-	27,800	-	-
Contributed capital for Contributed interest on Notes payable	-	-	520	-	-	-	-
Loss on Foreign Currency Exchange	-	-	-	-	-	-	(2,570)
Net loss for the year ended December 31, 2006	-	-	-	-	-	(617,335)	-
Balance, December 31, 2006	81,683,658	81,684	5,873,443	-	27,800	(6,357,531)	(2,570)
Common stock issued for services at $0.09-$0.23 per share	412,500	412	60,775	-	-	-	-
Common stock issued for Cash at $0.06 per share	746,667	747	44,053	-	(27,800)	-	-
Common stock issued for Cash at $0.08 per share	1,250,000	1,250	98,750	-	-	-	-
Common stock issued for services per consulting agreement at $0.12 per share	5,000,000	5,000	595,000	-	-	-	-
Common stock issued for services per consulting agreement at $0.081 per share	6,675,000	6,675	534,000	-	-	-	-
Balance Forward	95,767,825	$95,768	$7,206,021	$-	$-	$(6,357,531)	$(2,570)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Common Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount

Balance Forward	95,767,825	$95,768	$7,206,021	$-	$-	$(6,357,531)	$(2,570)
Common stock issued for Cash at $0.05 per share	2,000,000	2,000	98,000	-	-	-	-
Contributed capital for options granted	-	-	380,605	-	-	-	-
Warrants extension	-	-	34,493	-	-	-	-
Adjustment to Unrealized Loss on Foreign Currency Exchange	-	-	-	-	-	-	2,570
Net loss for the year ended December 31, 2007	-	-	-	-	-	(934,148)	-
Balance, December 31, 2007	97,767,825	$97,768	$7,719,119	$-	$-	$(7,291,679)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

For the Year Ended December 31,			From Inception of the Development Stage on January 18, 1990 through December 31,
2007		2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(934,148)	$(617,335)	$(7,291,679)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	298	299	5,430
Common stock issued for services	671,297	143,812	3,330,446
Contributed capital	-	520	520
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	-	(98,826)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of prepaid expenses and expenses prepaid with common stock	-	-	456,184
Warrant extension	34,493	-	34,493
Loss on foreign currency exchange	20,321	-	20,321
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	(31,776)	-	(31,776)
Increase (decrease) in accounts payable and related party payables	(8,402)	257,307	640,586
Increase in accrued interest payable	-	-	547,279
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits`	-	-	45,000
Increase (decrease) in warrant liability	(2,123)	(19,205)	-
Increase in accrued salaries	22,188	57,624	935,000
Net Cash Used by Operating Activities	(227,852)	(176,978)	(2,029,628)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,100)
Net Cash Used by Investing Activities	-	-	(6,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercise	100,000	-	524,700
Proceeds from notes payable and notes payable- related party	2,000	-	214,139
Payments on notes payable and notes payable – related party	(6,000)	-	(15,400)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Common stock issued for cash	117,000	47,800	1,286,975
Net Cash Provided by Financing Activities	213,000	47,800	2,051,164

NET INCREASE (DECREASE) IN CASH	(14,852)	(129,178)	15,436
CASH AT BEGINNING OF PERIOD	30,288	159,466	-
CASH AT END OF PERIOD	$15,436	$30,288	$15,436

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

For the Year Ended December 31,		From Inception of the Development Stage on January 18, 1990 through December 31,
2007	2006	2007

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$671,297	$143,812	$3,186,634
Contributed capital for interest contributed	$-	$520	$520
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$-	$-	$236,284
Common stock issued for debt	$-	$-	$2,822,067

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Sanguine Corporation, (the “Company”) was incorporated January 27, 1974, in the State of Utah, using the name Sight and Sound Systems, Inc.  On July 8, 1974, the Company changed its name to International Health Resorts, Inc., and on June 25, 1993, the Company filed a Certificate of Amendment changing the name to Sanguine Corporation.  In May of 1992, the Company changed its domicile to the State of Nevada.

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

From 1974 to 1980, the Company engaged in several business ventures.  These business activities resulted in the loss of all Company assets.  Because of the search for a new business venture, the Company has entered into the “development stage company” status again.  The Company is a development stage company and these financial statements are presented as those of a development stage company effective January 18, 1990, coinciding with the incorporation date of Sanguine Corporation.

b.  Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

c.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts and transactions are eliminated in consolidation.

d.

Basic and Diluted Earnings (Loss) Per Share

In accordance with SFAS 128, Earnings per share, basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Basic and Diluted Income (Loss) Per Share (continued)

The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	For the Years Ended December 31,
	2007	2006
Loss (numerator)	$(934,148)	$(617,335)
Shares (denominator)	88,246,737	81,078,726
Net loss per common share – basic and diluted	$(.01)	$(.01)

The computation of diluted income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Years Ended December 31,
	2007	2006
Loss (numerator)	$(934,148)	$(617,335)
Shares (denominator)	88,246,737	81,078,726
Net loss per common share – basic and diluted	$(.01)	$(.01)

The Company’s outstanding stock options have been excluded from the 2007 basic net loss per share calculation as they are anti-dilutive.  The Company has excluded common stock equivalents.

e.  Estimates

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

f.  Income Taxes

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

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Income Taxes (Continued)

Net deferred tax liabilities asset consists of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:

Research and Development	$81,645	$84,067
NOL Carryover	700,600	597,593
Accrued Salaries	15,600	30,800
	797,845	712,460

Deferred tax liabilities:

Depreciation	(100)	(100)

Valuation allowance	(797,745)	(712,360)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006

Book Income	$(364,438)	$(240,761)
Research and Development	3,800	23,420
Stock for Services/Options Expense	283,080	56,087
Currency valuation	2,330	-
Meals and Entertainment	71	268
Accrued compensation	(15,990)	30,785
Change in valuation allowance	91,147	130,201
	$-	$-

At December 31, 2007, the Company had net operating loss carryforwards of approximately $1,800,000 that may be offset against future taxable income from the year 2008 through 2028.  No tax benefit has been reported in the December 31, 2007 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Income Taxes (Continued)

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The company has an outstanding tax liability to the state of California for the years ended 2003, 2004, 2005, and 2006.  The amount of the liability is 9,864.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

Included in the balance at December 31, 2007, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2007, and 2006 the Company has accrued approximately 5,474 in interest and penalties to the state of California.  The amount is being challenged and has not been reported in the operating expense account of The Company.

g.  Development Stage

The Company is considered a development stage Company as defined in SFAS No. 7, “Accounting For Development Stage Enterprises”.  The Company is devoting substantially all of its efforts to research and development and obtaining financing.  Principal operations have not commenced and no significant revenues have been derived from operations since inception.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.  Property and Equipment

Property and equipment are stated at cost.  Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred.  Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives, which range between 3 to 5 years.  Fixed assets and related accumulated depreciation as of December 31, 2007 are as follows:

December 31 2007
Furniture and fixtures	$1,491

Accumulated depreciation	(821)

Total Fixed Assets	$670

Depreciation expense for the years ended December 31, 2007 and 2006, amounted to $298 and $299, respectively.

i. Revenue Recognition

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured.

j.

Newly Adopted Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The Company will adopt SFAS 157 on January 1, 2008. The Company anticipates that the adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for the Company beginning January 1, 2008.  The Company anticipates that the adoption of SFAS 159 will not have a material impact on the Company’s consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.

Newly Adopted Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning January 1, 2009. Early adoption is not permitted. The Company is evaluating the impact these statements will have on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

k.  Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

l.  Stock Options

As required by FASB Statement 123R “Share Based Payment”, the Company elected to measure and record compensation cost relative to employee stock option costs. SFAS 123R requires compensation cost relating to share-based payment transactions to be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

m.

Valuation of Options and Warrants

The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (2) the date the counterparty’s performance is complete.  Pursuant to the requirements of EITF 96-18, the options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.

n.  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  From time to time the Company carries cash balances at a single financial institution in excess of the federally insured maximum of $100,000.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 2 -

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, the Company paid $6,000 to Thomas Drees, the Company’s CEO, in payment of loans by Mr. Drees to the Company.  The Company also received proceeds from additional loans from Mr. Drees of $2,000.

Related party payables at December 31, 2007 and 2006 represents amounts owed to officers of the Company for reimbursement of expenses paid of $0 and $4,000, respectively.

NOTE 3 -

COMMITMENTS AND CONTINGENCIES

During February 1994, the Company entered into a lease for office space in Pasadena, California.  The lease has been extended through October 2008 with monthly rent payments of $820 with annual increases.

Future minimum lease payments under this non-cancelable operating lease are $8,202 through October 2008.  Currently the lease is on a month-to-month basis.

Rent expense was $10,324 and $9,948 for the years ended December 31, 2007 and 2006, respectively.

Employment Agreements

Beginning the quarter ended September 30, 2004, the CEO, CFO and Vice President are each entitled to receive 12,500 shares of common stock of the company which are considered to be restricted securities.  Such compensation is to be paid quarterly.  As of December 31, 2007, a total of $39,937 in salaries has been accrued.

NOTE 4 -

COMMON STOCK TRANSACTIONS

During the year ended December 31, 2007, the Company issued 2,746,667 shares of common stock for cash and subscriptions of $144,800; 412,500 shares of common stock for services valued at a range of $0.09-$0.23 per share for a total of $61,187; 1,250,000 shares issued for warrant exercises at $0.08 per share for total proceeds of $100,000; 5,000,000 shares issued pursuant to a consulting agreement valued at $0.12 per share for a total of $600,000 of which $480,000 was initially recorded as a prepaid asset and is being amortized over the 15 month term of the consulting agreement; 6,675,000 shares issued pursuant to a consulting agreement dated November 21, 2007 valued at $0.081 per share for a total of $540,675 which was initially recorded as a prepaid asset and is being amortized over the terms of the consulting agreement.

During the year ended December 31, 2006, the Company issued 725,000 shares of common stock for services valued at $143,812; 250,000 shares issued for warrant exercises valued at $20,000.

Common stock issued for services, prepaid services and cash-less option exercises have been accounted for at the fair market value of the securities on the date of issue.

NOTE 5 -

STOCK OPTIONS AND WARRANTS

During February 2002, the Company entered into a consulting agreement which provides for the issuance of 300,000 warrants.  The consultant received 100,000 warrants upon signing the contract while the remaining 200,000 warrants were contingent upon receipt of funding generated by the consultant.  The warrants were exercisable at a price of $0.125 per share and expired February 6, 2007.  The Company recognized $11,252 in expense associated with the issuance of these warrants.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 5 -

STOCK OPTIONS AND WARRANTS (continued)

During March 2002, and in connection with the issuance of a convertible debenture, the company issued warrants to purchase 5,937,500 shares of common stock at an exercise price of the greater of $0.08 or 66 2/3 % of the five-day trading average of the Company’s common stock.  The Company recognized $682,465 in expense associated with the issuance of these warrants.  Through December 31, 2007, a total of 4,594,385 of these warrants have been exercised with 723,115 remaining outstanding.

The Company extended the expiration date of above warrants by one year and valued the extension using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 79.2%; risk-free interest rate of 5.06%; and expected life of 1 year.  This resulted in the recognition of an additional expense of $34,493 which increased additional paid in capital.

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2007 and 2006 and changes during the years then ended is presented below:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,123,115	$0.08	2,843,757	$0.15
Granted	-	-	-	-
Expired/Cancelled	(150,000)	0.125	(470,642)	0.13
Exercised	(1,250,000)	0.08	(250,000)	0.08

Outstanding end of year	723,115	$0.08	2,123,115	$0.08

Exercisable	723,115	$0.08	2,123,115	$0.08

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2007
$0.08	693,115.25		693,115
0.028	30,000.25		30,000
	723,115		723,115

During the year ended December 31, 2007, the Company granted 5,000,000 options to purchase the Company’s common stock for an exercise price of $0.06 per share for a period of 24 months beginning in April 2007.  The options were granted as part of a consulting agreement with LKB Partners, LLC entered into during the quarter.  The Company valued the options using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 75.6%; risk-free interest rate of 4.73%; and expected life of 2 years.  The value of the options was initially recorded as a prepaid expense which is being amortized over the 15 month term of the consulting agreement which expires on September 30, 2008.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 5 -

STOCK OPTIONS AND WARRANTS (continued)

A summary of the status of the Company’s outstanding stock options as of December 31, 2007 and December 31, 2006 and changes during the periods then ended is presented below:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-	-	$-
Granted	5,000,000	0.06	-	-
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding end of year	5,000,000	$0.06	-	$-

Exercisable	5,000,000	$0.06	-	$-

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2007
$0.06	5,000,000	1.25	5,000,000
	5,000,000		5,000,000

NOTE 6 -

MATERIAL DEFINITE AGREEMENT

      Consulting Firm Engagement

On November 21, 2007, the Company executed a Consulting and Confidentiality Agreement (the “KKS Agreement”) for a 12 month term with KKS Venture Management, Inc. (“KKS”) and Alfonso C. Knoll (“Knoll”), its principal, whereby KKS was engaged to provide consulting services.

KKS has agreed to exercise its best efforts to provide the Company with help in gaining market awareness and exploring the possibilities of a European listing; recommending a capitalization restructure to facilitate an offering of $5,000,000; and, in approaching a large underwriter to structure a secondary offering for the advertising of our brand and to increase our budget.  KKS has also agreed to provide such managerial help and consultation to foster our growth and performance.  The KKS Agreement automatically renews with the same terms on the last day of the 12th month, unless either party gives written notice of intent not to renew.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 6 -

MATERIAL DEFINITE AGREEMENT (continued)

KKS and Knoll will be compensated as follows:

· Upon approval of the KKS Agreement, the Company issued to Consultant, three million (3,000,000) shares of our common stock that are “restricted securities” under Rule 144 of the Securities and Exchange Commission (the “SEC”), with “piggy-back” registration rights; and

· 675,000 free trading shares of our common stock through a grant from our Stock Option Plan to Knoll, personally, under a separate Letter Agreement (the “Knoll Letter Agreement”); and

· After successful completion of a minimum of an initial $500,000 financing has been realized by the Company, we will pay Consultant Twenty Thousand Dollars ($20,000) per month so long as we can afford to pay that sum while the KKS Agreement or any extension thereof is in effect.  As of December 31, 2007 the $500,000 has not been raised.

Management Consulting Firm Engagement

On November 21, 2007, the Company executed a Management Consulting Agreement (the “November LKB Agreement”) for a 24 month term with LKB Partners, LLC (“LKB”), whereby LKB was engaged to provide additional management consulting services to the Company.

LKB had previously executed a Consulting Agreement with the Company on April 4, 2007 wherein , the Company issued 4,000,000 “restricted securities” that are shares of common stock and the right to acquire 5,000,000 additional “restricted securities” that are shares of common stock at a price of $0.06 per share for a period of two years ending April 3, 2009.  LKB was granted customary “piggy-back” registration rights on the 4,000,000 shares issued and the shares underlying the option grant in any applicable registration statement filed by us within 12 months. The Company in conjunction with this Agreement, also issued 1,000,000 shares of common stock for future services to Mr. Frank Marra valued at $45,000.  3,000,000 of the 4,000,000 shares are being held in escrow pending completion of the services to be rendered, and the Option Agreement to cover the 5,000,000 share options will be prepared on completion of the services too.

LKB and its principal, Frank Marra, has agreed to make themselves available to act in the full capacity as General Manager (Marra, individually) and President (Marra, individually) for the Company, which includes running all day to day business operations, entering into or negotiating contracts, hiring and firing of personnel, paying expenses, devising, revising and implementing business, financing, marketing strategies and all other necessary tasks relevant to the position.  Furthermore, Consultant will be responsible for providing contacts for the Company to raise the requisite equity capital to pay its current obligations and work to provide capital for its future endeavors.

LKB will be paid $8,000 for each month of the 24 month term for these services.

The Company also agreed to pay LKB for these services 3,000,000 shares of its common stock that are “restricted securities,” of which 500,000 shares shall be made free trading through a grant from our Stock Option Plan to Marra personally under a separate Letter Agreement.  These shares have now been issued. The Company also agreed to grant to LKB the option to purchase up to 9.5 percent of the issued and outstanding shares of our common stock at a price of $0.06 per share for a period of two years; provided, however, these options, to the extent not exercised prior thereto, shall be void on March 31, 2008, unless we shall have raised not less than the sum of $500,000 through the efforts of LKB or its associates or

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 6 -

MATERIAL DEFINITE AGREEMENT (continued)

Management Consulting Firm Engagement (continued)

affiliates or by persons introduced by it or its associates or affiliates by March 31, 2008, with no proration of options in the event all $500,000 is not raised.  As of December 31, 2007, the $500,000 has not been raised.

Stock Purchase Agreement

Effective during the year ended December 31, 2007, we executed a Stock Purchase Agreement (the “SPA”) with Terra Silex Holdings LLC, a Pennsylvania LLC (“Terra Silex”), whereby Terra Silex purchased Two Million (2,000,000) shares of our common stock for a purchase price of One Hundred Thousand Dollars ($100,000) (the “Purchase Price”) pursuant to an exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), as an offering to an “accredited investor.”  This $100,000 amount counts against the $500,000 required to be raised as a condition of the LKB option referenced in the preceding paragraph.

NOTE 7 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses, which have resulted in an accumulated deficit of $7,291,679 at December 31, 2007 which raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  The Company’s management has taken certain steps to maintain its operating and financial requirements in an effort to enable the Company to continue as a going concern until such time that revenues are sufficient to cover expenses, including:

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

NOTE 8-

SUBSEQUENT EVENT

Subsequent to year end the Company has received subscriptions to purchase 4,666,667 shares of common stock valued at $280,000.  The Company has retained an investor relation firm which will be paid $20,000 and up to 500,000 shares of our common stock.  The term of the agreement is for one year.  The Company also approved the issuance of 350,000 shares in payment of previously accrued compensation.