Form 10-Q
period 2008-03-31
SANGUINE CORP
filed 2008-05-15
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-24480

Sanguine Corporation

(Exact name of registrant as specified in its charter)

Nevada

95-4347608

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

101 East Green Street, #6, Pasadena, California

  91105

 (Address of principal executive offices)  (Zip Code)

(626) 405-0079

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

103,284,492 shares of $0.001 par value common stock on April 29, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sanguine Corporation

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2008

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS

Cash	$199,724	$15,436
Prepaid expenses	502,167	770,384

Total Current Assets	701,891	785,820

PROPERTY AND EQUIPMENT, NET	596	670

OTHER ASSETS
Long term prepaid expenses	81,000	111,375

TOTAL ASSETS	$783,487	$897,865

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$338,473	$332,719
Related party payable	6,956	-
Accrued compensation	46,063	39,938

Total Current Liabilities	391,492	372,657

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock, 200,000,000 shares authorized of $0.001 par value, 97,767,825 shares issued and outstanding	97,768	97,768
Additional paid in capital	7,719,119	7,719,119
Common stock subscription	280,000	-
Deficit accumulated during the development stage	(7,704,892)	(7,291,679)

Total Shareholders’ Equity	391,995	525,208

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$783,487	$897,865

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31
	2008	2007	2008
REVENUES	$-	$-	$191,762

OPERATING EXPENSES

Professional fees	380,942	21,105	4,027,041
Research and development	-	72,183	1,973,158
Selling, general and administrative	24,090	11,922	2,726,359

Total Operating Expenses	405,032	105,210	8,726,558

LOSS FROM OPERATIONS	(405,032)	(105,210)	(8,534,796)

OTHER INCOME (EXPENSE)

Interest income	429	42	39,934
Interest expense	-	-	(667,986)
Loss on foreign currency exchange	(8,610)	-	(28,931)
Loss on cash deposit	-	-	(10,020)
Gain on settlement of debt	-	-	1,496,907

Total Other Income (Expense)	(8,181)	42	829,904

NET INCOME (LOSS)	(413,213)	(105,168)	(7,704,892)

OTHER COMPREHENSIVE INCOME (LOSS)

Loss on foreign currency exchange	-	(1,592)	-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(413,213)	$(106,760)	$(7,704,892)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

DILUTED INCOME PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC AND DILUTED	97,767,825	81,236,834

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31
	2008	2007	2008
Net loss	$(413,213)	$(105,168)	$(7,704,892)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	74	74	5,504
Common stock issued for services	-	61,188	3,330,446
Contributed capital	-	-	520
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	-	(98,826)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of prepaid expenses and expenses prepaid with common stock	-	-	456,184
Warrant extension	-	-	34,493
Loss on Foreign currency exchange	8,610	-	28,931
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	298,592	-	266,816
Increase in accounts payable and related party payables	4,100	(22,885)	644,686
Increase in accrued interest payable	-	-	547,279
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits`	-	-	45,000
Increase (decrease) in warrant liability	-	1,131	-
Increase in accrued salaries	6,125	(61,749)	941,125
Net Cash Used by Operating Activities	(95,712)	(127,409)	(2,125,340)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,100)
Net Cash Used by Investing Activities	-	-	(6,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	100,000	524,700
Proceeds from notes payable and notes payable- related party	-	-	214,139
Payments on notes payable and notes payable – related party	-	-	(15,400)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Common stock subscription	280,000	-	280,000
Common stock issued for cash	-	16,999	1,286,975
Net Cash Provided by Financing Activities	280,000	116,999	2,331,164

NET INCREASE (DECREASE) IN CASH	184,288	(10,410)	199,724
CASH AT BEGINNING OF PERIOD	15,436	30,288	-
CASH AT END OF PERIOD	$199,724	$19,878	$199,724

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31
2008	2007	2008

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$-	$61,188	$3,186,634
Contributed capital for interest contributed	$-	$-	$520
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$-	$-	$236,284
Common stock issued for debt	$-	$-	$2,822,067

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On March 7, 2008, the Company formed a wholly owned subsidiary called Sanguine Lifescience Corporation.  As part of the formation of Sanguine Lifescience Corporation, the Company transferred $15,000 to a bank account for Sanguine Lifescience use.  At this time, Sanguine Lifescience Corporation is not engaged in any business other than normal corporate matters.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

NOTE 3 -

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

NOTE 4 -

STOCK WARRANTS AND OPTIONS

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2008 and December 31, 2007 and changes during the periods then ended is presented below:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	723,115	$0.08	2,213,115	$0.08
Granted	-	-	-	-
Expired/Cancelled	(723,115)	0.08	(150,000)	0.125
Exercised	-	-	(1,250,000)	0.08

Outstanding end of year	-	$-	723,115	$0.08

Exercisable	-	$-	723,115	$0.08

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2008 and December 31, 2007

NOTE 4 -

STOCK WARRANTS AND OPTIONS (continued)

A summary of the status of the Company’s outstanding stock options as of March 31, 2008 and December 31, 2007 and changes during the periods then ended is presented below:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	5,000,000	$0.06	-	$-
Granted	-	-	5,000,000	0.06
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding end of year	5,000,000	$0.06	5,000,000	$0.06

Exercisable	5,000,000	$0.06	5,000,000	$0.06

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Number Exercisable at March 31,2008
$0.06	5,000,000	1.00	5,000,000
	5,000,000		5,000,000

NOTE 5 -

RELATED PARTY TRANSACTION

Related party payables at March 31, 2008 represent amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $6,956.

NOTE 6 -

SUBSEQUENT EVENTS

Subsequent to quarter end the Company issued 4,666,667 shares of common stock valued at $280,000 for subscriptions received.  The Company has retained an investor relation firm which will be paid $20,000 and issued 500,000 shares of our common stock.  The term of the agreement is for one year.  The Company also issued 350,000 shares in payment of previously accrued compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2008 and 2007, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2007.

The Company’s accounting policies are more fully described in Note 1 of the consolidated financial statements.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  The Company believes that the following addresses the Company’s most critical accounting policies.

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  We recognize revenue as services are provided.  Revenues are reflected net of coupon discounts.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109).  Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

Plan of Operation.

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

Results of Operations

Three Months Ended March 31, 2008, Compared to the Three Months Ended March 31, 2007

The Company continues to not have revenues as it focuses on the development of its products.  As such, the Company has not had revenue in either the quarter ended March 31, 2008 or 2007.  We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

We realized a net loss of $413,213 for the quarter ended March 31, 2008, and a net loss of $105,168 for the quarter ended March 31, 2007.  Most of our expense related to professional fees for the quarter ended March 31, 2008. Professional fees increased as a result of the amortization of prepaid expenses related to consulting agreements entered into during the prior year.  We anticipate professional fees to not be as high in upcoming quarters.

With the focus the last three months on raising capital and evaluating our business model, our research and development expenses were $0 for the quarter ended March 31, 2008, compared to $72,183 in the same period of 2007.

Subsequent to the quarter ended March 31, 2008, we sold 4,666,667 shares of stock for $280,000.

Liquidity and Capital Resources

As of March 31, 2008, we had $199,724 in cash and $502,167 in prepaid expenses, with $391,492 in current liabilities.  Although we had a working capital of $310,399 at March 31, 2008, our cash position is not sufficient to cover our accounts payable  or other current liabilities.  As such we will be dependent on our ability to raise additional debt or equity capital to be able to cover current liabilities.  Subsequent to the quarter ended March 31, 2008, we sold 4,666,667 shares of common stock in connection with a stock purchase agreement for $280,000.  Even with the additional capital, we still need additional capital infusions to cover ongoing expenses and pay existing liabilities.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended March 31, 2008.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2008.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Small Reporting Company

Item 4T.  Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2008.  However, subsequent to our quarter end, we issued shares to our medical advisory board members and to our directors.  These shares reflect our annual accrual of shares we issue to our medical advisory board and directors with each member receiving 12,500 shares per quarter for 50,000 shares per year.   Our three directors received an aggregate of 150,000 shares and our four medical advisory board members received an aggregate of 200,000 shares.  The cost of such shares are accrued each quarter during the year.  Additionally, subsequent to our quarter end, Subsequent to our quarter end, we sold 4,666,667 shares of our common stock to accredited investors in a private placement.  We also issued 500,000 shares of common stock to a consultant for ongoing consulting services.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

ITEM 5.  Other Information.

Subsequent to our quarter end, we sold 4,666,667 shares of our common stock to accredited investors in a private placement.   We also issued 500,000 shares of Common Stock to a consultant for ongoing services to the Company.  Additionally, subsequent to our quarter end, we issued shares to our medical advisory board members and to our directors.  These shares reflect our annual accrual of shares we issue to our medical advisory board and directors with each member receiving 12,500 shares per quarter for 50,000 shares per year.   Our three directors received an aggregate of 150,000 shares and our four medical advisory board members received an aggregate of 200,000 shares.  The cost of such shares are accrued each quarter during the year.

ITEM 6.  Exhibits

(a)

Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit

Number               Description

3.2

Articles of Amendment increasing the authorized shares-Definitive Information Statement filed

12/23/2005**

3.3

Bylaws-8-K Current Report dated 11/28/2005**

10.1

Cervelle Group

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

(Registrant)

Date: May 13, 2008

By: /s/ Thomas C. Drees

       Thomas C. Drees, Ph.D., MBA

       CEO and Chairman of the

       Board of Directors

Date: May 13, 2008

By: /s/ David E. Nelson

      David E. Nelson, CPA

      CFO and Director