Form 10-Q
period 2008-06-30
SANGUINE CORP
filed 2008-08-14
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

103,284,492 shares of $0.001 par value common stock on July 31, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sanguine Corporation

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2008

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

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

 Consolidated Balance Sheets

ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS

Cash	$30,041	$15,436
Prepaid expense	245,531	770,384

Total Current Assets	275,572	785,820

PROPERTY AND EQUIPMENT, NET	521	670

OTHER ASSETS
Long term prepaid expenses	50,625	111,375

TOTAL ASSETS	$326,718	$897,865

The accompanying footnotes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

 (A Development Stage Company)

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2008	December 31, 2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$314,055	$332,719
Accrued compensation	12,250	39,938

Total Current Liabilities	326,305	372,657

Total Liabilities	326,305	372,657

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock, 200,000,000 shares authorized of $0.001 par value, 103,284,492 and 97,767,825 shares issued and outstanding, respectively	103,285	97,768
Additional paid in capital	8,062,290	7,719,119
Deficit accumulated during the development stage	(8,165,162)	(7,291,679)

Total Shareholders’ Equity	413	525,208

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$326,718	$897,865

The accompanying footnotes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

 (A Development Stage Company)

 Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception of the Development Stage on January 18, 1990 through June 30,
	2008	2007	2008	2007	2008
REVENUES	$-	$-	$-	$-	$191,762

OPERATING EXPENSES

Professional fees	433,498	134,561	814,440	155,666	4,460,539
Research and development	-	-	-	72,182	1,973,158
Selling, general and administrative	27,028	115,428	51,118	127,350	2,753,387

Total Operating Expenses	460,526	249,989	865,558	355,198	9,187,084

LOSS FROM OPERATIONS	(460,526)	(249,989)	(865,558)	(355,198)	(8,995,322)

OTHER INCOME (EXPENSE)

Interest income	248	37	677	78	40,182
Interest expense	-	-	-	-	(667,986)
Loss on foreign currency exchange	8		(8,602)		(28,923)
Warrant Exercise	-	(76,122)	-	(76,122)	-
Loss on cash deposit	-	-	-	-	(10,020)
Gain on settlement of debt	-	-	-	-	1,496,907

Total Other Income (Expense)	256	(76,085)	(7,925)	(76,044)	830,160

NET INCOME (LOSS)	(460,270)	(326,074)	(873,483)	(431,242)	(8,165,162)

The accompanying footnotes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

 (A Development Stage Company)

 Consolidated Statements of Operations - continued

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception of the Development Stage on January 18, 1990 through June 30,
	2008	2007	2008	2007	2008

OTHER COMPREHENSIVE INCOME (LOSS)

Loss on foreign currency exchange	-	(1,283)	-	(2,875)	-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(460,270)	$(327,357)	$(873,483)	$(434,117)	$(8,165,162)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

DILUTED INCOME PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC AND DILUTED	100,223,045	88,488,430	102,678,265	85,379,901

   The accompanying footnotes are an integral part of these consolidated financial statements.

   SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

For the Six Months Ended June 30,		From Inception of the Development Stage on January 18, 1990 through June 30,
2008	2007	2008

Net loss	$(873,483)	$(431,242)	$(8,165,162)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	149	149	5,579
Common stock issued for services	35,000	277,188	3,365,446
Contributed capital	-	-	520
Stock warrants granted	-	-	8,650
Stock Options Granted	-	76,122	-
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	-	(98,826)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of prepaid expenses and expenses prepaid with common stock	-	-	456,184
Warrant extension	-	-	34,493
Loss on foreign currency exchange	8,602	-	28,923
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	585,603	-	553,827
Increase in accounts payable and related party payables	(27,266)	(10,939)	613,320
Increase in accrued interest payable	-	-	547,279
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits`	-	-	45,000
Increase (decrease) in warrant liability	-	46	-
Increase (decrease) in accrued salaries	6,000	(52,124)	941,000
Net Cash Used by Operating Activities	(265,395)	(140,800)	(2,295,023)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,100)
Net Cash Used by Investing Activities	-	-	(6,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	100,000	524,700
Proceeds from notes payable and notes payable- related party	-	-	214,139
Payments on notes payable and notes payable – related party	-	-	(15,400)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Common stock issued for cash	280,000	16,999	1,566,975
Net Cash Provided by Financing Activities	280,000	116,999	2,331,164

NET INCREASE (DECREASE) IN CASH	14,605	(23,801)	30,041
CASH AT BEGINNING OF PERIOD	15,436	30,288	-
CASH AT END OF PERIOD	$30,041	$6,487	$30,041

The accompanying footnotes are an integral part of these consolidated financial statements.

 SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

For the Six Months Ended June 30,		From Inception of the Development Stage on January 18, 1990 through June 30,
2008	2007	2008

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$-	$353,310	$3,186,634
Contributed capital for interest contributed	$-	$-	$520
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$-	$-	$236,284
Common stock issued for debt	$-	$-	$2,822,067

The accompanying footnotes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and December 31, 2007

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

SANGUINE CORPORATION AND SUBSIDIARY

 (A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and December 31, 2007

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

NOTE 4 -

STOCK WARRANTS AND OPTIONS

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2008 and December 31, 2007 and changes during the periods then ended is presented below:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	723,115	$0.08	2,213,115	$0.08
Granted	-	-	-	-
Expired/Cancelled	(723,115)	0.08	(150,000)	0.125
Exercised	-	-	(1,250,000)	0.08

Outstanding end of year	-	$-	723,115	$0.08

Exercisable	-	$-	723,115	$0.08

SANGINE CORPORATION AND SUBSIDIARY

 (A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2008 and December 31, 2007

NOTE 4 -

STOCK WARRANTS AND OPTIONS (continued)

A summary of the status of the Company’s outstanding stock options as of June 30, 2008 and December 31, 2007 and changes during the periods then ended is presented below:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	5,000,000	$0.06	-	$-
Granted	-	-	5,000,000	0.06
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding end of year	5,000,000	$0.06	5,000,000	$0.06

Exercisable	5,000,000	$0.06	5,000,000	$0.06

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Number Exercisable at June 30,2008
$0.06	5,000,000	0.75	5,000,000
	5,000,000		5,000,000

NOTE 5 -

EQUITY TRANSACTIONS

During the quarter the Company issued 4,666,667 shares of common stock valued at $280,000.  The Company retained an investor relation firm which was paid $20,000 and issued 500,000 shares of our common stock valued at $35,000.  The term of the agreement is for one year.  The Company also issued 350,000 shares in payment of previously accrued compensation valued at $33,678.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended June 30, 2008 and 2007, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2007.

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

These cost estimates are based upon the prior experience of Thomas C. Drees, Ph.D., our President and CEO.  Dr. Drees has more than 33 years' experience in the blood industry with Abbott Scientific, Alpha Therapeutics and Sanguine Corporation.   At this time we have not been able to obtain the necessary funding to complete the above stages.  Until we have the necessary funding, we will not be able to complete the stages.

Results of Operations

The Company continues to not have revenues as it focuses on the development of its products.  As such, the Company has not had revenue in either the quarter ended June 30, 2008 or 2007.  We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

We realized a net loss of $460,270 for the quarter ended June 30, 2008, and a net loss of $326,074 for the quarter ended June 30, 2007.  Most of our expense related to professional fees for the quarter ended June 30, 2008 and June 30, 2007. Professional fees increased as a result of the amortization of prepaid expenses related to consulting agreements entered into during the prior year.  For the six months ended June 30, 2008, we had a net loss of $873,483 compared to a net loss of $431,242 for the same period in 2007.

With the focus the last three months on raising capital and evaluating our business model, our research and development expenses were $0 for the quarter ended June 30, 2008, compared to $72,182 in the same period of 2007.

During the quarter ended June 30, 2008, we sold 4,666,667 shares of stock for $280,000.

Liquidity and Capital Resources

As of June 30, 2008, we had $30,041 in cash and $245,531 in prepaid expenses, with $326,305 in current liabilities.  Our cash position is not sufficient to cover our accounts payable or other current liabilities with working capital at June 30, 2008, of negative $50,733.   Since the end of the quarter, our cash position has worsened as we paid ongoing expenses. As such we will be dependent on our ability to raise additional debt or equity capital to be able to cover current liabilities.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended June 30, 2008.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During 2008, we issued shares to our medical advisory board members and to our directors.  These shares reflect our annual accrual of shares we issue to our medical advisory board and directors with each member receiving 12,500 shares per quarter for 50,000 shares per year.   Our three directors received an aggregate of 150,000 shares and our four medical advisory board members received an aggregate of 200,000 shares.  The cost of such shares are accrued each quarter during the year.  Additionally, we sold 4,666,667 shares of our common stock to accredited investors in a private placement.  We also issued 500,000 shares of common stock to a consultant for ongoing consulting services.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

ITEM 5.  Other Information.

During the quarter ended June 30, 2008, we sold 4,666,667 shares of our common stock to accredited investors in a private placement.   We also issued 500,000 shares of Common Stock to a consultant for ongoing services to the Company.  Additionally, subsequent to our quarter end, we issued shares to our medical advisory board members and to our directors.  These shares reflect our annual accrual of shares we issue to our medical advisory board and directors with each member receiving 12,500 shares per quarter for 50,000 shares per year.   Our three directors received an aggregate of 150,000 shares and our four medical advisory board members received an aggregate of 200,000 shares.  The cost of such shares are accrued each quarter during the year.

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

Date: August 13, 2008

By: /s/ Thomas C. Drees

       Thomas C. Drees, Ph.D., MBA

       CEO and Chairman of the

       Board of Directors

Date: August 13, 2008

By: /s/ David E. Nelson

      David E. Nelson, CPA

      CFO and Director