Form 10-Q
period 2008-09-30
SANGUINE CORP
filed 2008-11-13
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

5,164,572 shares of $0.001 par value common stock on November 11, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sanguine Corporation

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2008

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

SANGUINE CORPORATION & SUBSIDIARY

 (A Development Stage Company)

 Consolidated Balance Sheets

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS

Cash	$4,478	$15,436
Prepaid expense	171,113	770,384

Total Current Assets	175,591	785,820

PROPERTY AND EQUIPMENT, NET	1,312	670

OTHER ASSETS
Long term prepaid expenses	20,250	111,375

TOTAL ASSETS	$197,153	$897,865

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	September 30, 2008	December 31, 2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$318,519	$332,719
Related party payable	20,000	-
Accrued compensation	15,531	39,938

Total Current Liabilities	354,050	372,657

Total Liabilities	354,050	372,657

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, 10,000,000 shares authorized of $0.001 par value, 5,164,572 and 4,888,739 shares issued and outstanding, respectively	5,165	4,889
Additional paid in capital	8,160,410	7,811,998
Deficit accumulated during the development stage	(8,322,472)	(7,291,679)

Total Shareholders’ Equity (Deficit)	(156,897)	525,208

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$197,153	$897,865

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception of the Development Stage on January 18, 1990 through September 30,
	2008	2007	2008	2007	2008
REVENUES	$-	$-	$-	$-	$191,762

OPERATING EXPENSES

Professional fees	144,322	6,610	958,762	162,276	4,604,861
Research and development	-	-	-	72,182	1,973,158
Selling, general and administrative	23,485	111,347	74,603	238,697	2,776,872

Total Operating Expenses	167,807	117,957	1,033,365	473,155	9,354,891

LOSS FROM OPERATIONS	(167,807)	(117,957)	(1,033,365)	(473,155)	(9,163,129)

OTHER INCOME (EXPENSE)

Interest income	8	13	685	91	40,190
Interest expense	-	-	-	-	(667,986)
Loss on foreign currency exchange	10,489		1,887		(18,434)
Loss on cash deposit	-	-	-	-	(10,020)
Warrant expense	-	(76,122)	-	(152,244)	-
Gain on settlement of debt	-	-	-	-	1,496,907

Total Other Income (Expense)	10,497	(76,109)	2,572	(152,153)	840,657

NET INCOME (LOSS)	(157,310)	(194,066)	(1,030,793)	(625,308)	(8,322,472)

SANGUINE CORPORATION & SUBSIDIARY

 (A Development Stage Company)

 Consolidated Statements of Operations - continued

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception of the Development Stage on January 18, 1990 through September 30,
	2008	2007	2008	2007	2008

OTHER COMPREHENSIVE INCOME (LOSS)

Loss on foreign currency exchange	-	(7,309)	-	(10,184)	-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(157,310)	$(201,375)	$(1,030,793)	$(635,492)	$(8,322,472)

BASIC INCOME (LOSS) PER SHARE	$(0.03)	$(0.05)	$(0.20)	$(0.15)

DILUTED INCOME PER SHARE	$(0.03)	$(0.05)	$(0.20)	$(0.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC AND DILUTED	5,164,572	4,424,422	5,062,896	4,268,995

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

(Unaudited)

For the Nine Months Ended September 30,		From Inception of the Development Stage on January 18, 1990 through September 30,
2008	2007	2008

Net loss	$(1,030,793)	$(625,308)	$(8,322,472)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	253	224	5,683
Common stock issued for services	35,000	373,188	3,365,446
Contributed capital	-	-	520
Stock warrants granted	-	-	8,650
Stock options granted	-	152,244	-
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	-	(98,826)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of prepaid expenses and expenses prepaid with common stock	-	-	456,184
Warrant extension	-	-	34,493
(Gains) Loss on foreign currency exchange	(1,887)	-	18,434
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	690,396	2,711	658,620
Increase (decrease) in accounts payable	(12,313)	-	628,273
Increase in accrued interest payable	-	-	547,279
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits`	-	-	45,000
Increase (decrease) in warrant liability	-	(1,400)	-
Increase (decrease) in accrued salaries and consulting	21,281	(44,249)	956,281
Net Cash Used by Operating Activities	(292,063)	(142,590)	(2,327,691)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	(895)	-	(6,995)
Net Cash Used by Investing Activities	(895)	-	(6,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	100,000	524,700
Proceeds from notes payable and notes payable- related party	8,000	-	222,139
Payments on notes payable and notes payable – related party	-	-	(15,400)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Common stock issued for cash	280,000	16,999	1,566,975
Net Cash Provided by Financing Activities	288,000	116,999	2,339,164

NET INCREASE (DECREASE) IN CASH	(10,958)	(25,591)	4,478
CASH AT BEGINNING OF PERIOD	15,436	30,288	-
CASH AT END OF PERIOD	$4,478	$4,697	$4,478

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

For the Nine Months Ended September 30,		From Inception of the Development Stage on January 18, 1990 through September 30,
2008	2007	2008

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$-	$373,188	$3,186,634
Contributed capital for interest contributed	$-	$-	$520
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$-	$-	$236,284
Common stock issued for debt	$-	$-	$2,822,067

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008 and December 31, 2007

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

September 30, 2008 and December 31, 2007

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

NOTE 4 -

STOCK WARRANTS AND OPTIONS

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2008 and December 31, 2007 and changes during the periods then ended is presented below:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	36,157	$1.60	106,157	$1.60
Granted	-	-	-	-
Expired/Cancelled	(36,157)	1.60	(7,500)	2.50
Exercised	-	-	(62,500)	1.60

Outstanding end of year	-	$-	36,157	$1.60

Exercisable	-	$-	36,157	$1.60

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008 and December 31, 2007

NOTE 4 -

STOCK WARRANTS AND OPTIONS (continued)

A summary of the status of the Company’s outstanding stock options as of September 30, 2008 and December 31, 2007 and changes during the periods then ended is presented below:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	250,000	$1.20	-	$-
Granted	-	-	250,000	1.20
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding end of year	250,000	$1.20	250,000	$1.20

Exercisable	250,000	$1.20	250,000	$1.20

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at September 30, 2008	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2008
$1.20	250,000.50		250,000
	250,000		250,000

NOTE 5 -

EQUITY TRANSACTIONS

During the quarter the Company completed a one for twenty reverse split of its issued and outstanding shares of common stock.  The Company also approved the addition of 10,000,000 shares of preferred stock.  No shares of preferred stock have been issued.   The financial statements as of December 31, 2007, have been restated to give retroactive recognition of this reverse split.

NOTE 6 -

RELATED PARTY TRANSACTION

Related party payables at September 30, 2008 represent amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $20,000.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended September 30, 2008 and 2007, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2007.

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

During the quarter ended September 30, 2008, the Company completed a 20 to 1 reverse stock split.  Management believed the reverse was necessary to help facilitate future financings.

Results of Operations

The Company continues to not have revenues as it focuses on the development of its products.  As such, the Company has not had revenue in either the quarter ended September 30, 2008 or 2007.  We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

We realized a net loss of $157,310 for the quarter ended September 30, 2008, and a net loss of $194,066 for the quarter ended September 30, 2007.  Most of our expense related to professional fees for the quarter ended September 30, 2008.  For the quarter ended September 30, 2007, most of our expenses related to Selling, general and administrative. Professional fees increased as a result of the amortization of prepaid expenses related to consulting agreements entered into during the prior year.  For the nine months ended September 30, 2008, we had a net loss of $1,018,793 compared to a net loss of $625,308 for the same period in 2007.

With the focus the last three months on raising capital and evaluating our business model, our research and development expenses were $0 for the quarter ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2008, we had $4,478 in cash and $171,113 in prepaid expenses, with $354,050 in current liabilities. Our cash position is not sufficient to cover our accounts payable or other current liabilities with working capital at September 30, 2008, of negative $178,459.  If prepaid expenses are removed from current assets, our working capital position is even worse with $349,572.   Since the end of the quarter, our cash position has worsened as we paid ongoing expenses. As such we will be dependent on our ability to raise additional debt or equity capital to be able to cover current liabilities.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended September 30, 2008.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

ITEM 5.  Other Information.

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

Date: November 12, 2008

By: /s/ Thomas C. Drees

       Thomas C. Drees, Ph.D., MBA

       CEO and Chairman of the

       Board of Directors

Date: November 12, 2008

By: /s/ David E. Nelson

      David E. Nelson, CPA

      CFO and Director