Form 10-K
period 2008-12-31
SANGUINE CORP
filed 2009-04-15
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2008

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes [  ]

No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

Yes [X]

No   [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [ X]

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:   The average between the bid and the ask price as of June 30, 2007, the end of the Registrant's second fiscal quarter was $1.40 giving the shares held by non-affiliates a market value of approximately $3,482,685.  There are approximately 2,487,632 shares of common voting stock of the Issuer beneficially owned by non-affiliates.

As of April 13, 2009, the Registrant had 5,164,572 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as Aforward-looking statements.@

Business Development.

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

On October 18, 2006, our Board of Directors resolved to offer for sale in a private placement 353,333 shares of our common stock that are “restricted securities” to “accredited investors” at $1.20 per share for aggregate gross proceeds of $400,000.  This offering was closed on February 12, 2007, with 37,333 shares having been sold for gross proceeds of approximately $44,800.

     Developmental Information for the Year Ended December 31, 2007

Effective January, 2007 we extended the expiration dates of 97,156 outstanding warrants to purchase shares of our common stock at $1.60 per share to March, 2008, or a year from the date on which they were scheduled to expire.

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

KKS and Knoll will be compensated as follows:

· Upon approval of the KKS Agreement, we issued to KKS, one hundred fifty thousand (150,000) shares of our common stock that are “restricted securities” under Rule 144 of the Securities and Exchange Commission (the “SEC”), with “piggy-back” registration rights; and

· 33,750 shares of our common stock through a grant from our Stock Option Plan to Knoll, personally, under a separate Letter Agreement of even date; and

· After successful completion of a minimum of an initial $500,000 financing has been realized by us, we will pay KKS Twenty Thousand Dollars ($20,000) per month so long as we can afford to pay that sum while the KKS Agreement or any extension thereof is in effect.

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

We also agreed to pay LKB for these services 150,000 shares of our common stock that are “restricted securities,” of which 25,000 shares went to Marra personally under a separate Letter Agreement.  We also agreed to grant to LKB the option to purchase up to 9.5 percent of the issued and outstanding shares of our common stock at a price of $1.20 per share for a period of two years; provided, however, these options, to the extent not exercised prior thereto, shall be void on March 31, 2008, unless we shall have raised not less than the sum of $500,000 through the efforts of LKB or its associates or affiliates or by persons introduced by it or its associates or affiliates by March 31, 2008, with no proration of options in the event all $500,000 is not raised.

Effective during the quarter ended September 30, 2007, but approved by the Board of Directors on November 21, 2007, we executed a Stock Purchase Agreement with Terra Silex Holdings LLC, a Pennsylvania LLC (“Terra Silex”), wherebyTerra Silex purchased one hundred thousand (100,000) shares of our common stock for a purchase price of One Hundred Thousand Dollars ($100,000). This $100,000 amount counts against the $500,000 required to be raised as a condition of the LKB option referenced in the preceding paragraph.

Pursuant to a consulting agreement dated April 4, 2007, between us and LKB, LKB received 200,000 shares of our common stock that are “restricted securities,” and was granted an option to purchase an additional 250,000 shares of our common stock that are “restricted securities” at a price of $1.20 per share for a period of two years ending April 3, 2009.  On April 4, 2007, the Company also issued 50,000 shares to Frank Marra.

On November 20, 2007, Dr. Thomas C. Drees, our current President, executed an Option Agreement with LKB pursuant to which he granted LKB an option to purchase 500,000 shares of our common stock that are owned by him at a purchase price of $0.70 per share for a term of five (5) years, provided, however, these options, to the extent not exercised prior thereto, shall be void on March 31, 2008, unless we shall have raised not less than the sum of $500,000 through the efforts of LKB or its associates or affiliates or by persons introduced by LKB or its associates or affiliates by March 31, 2008.  The $100,000 invested by Terra Silex that is outlined above is considered to be a part of this $500,000 funding condition.

Also, on November 20, 2007, Dr. Drees executed an additional Option Agreement with Terra Silex pursuant to which he granted Terra Silex an option to purchase 500,000 shares of our common stock that are owned by him at a purchase price of $0.70 per share for a term of five (5) years, provided, however, these options, to the extent not exercised prior thereto, shall be void on March 31, 2008, unless we shall have raised not less than the sum of $500,000 by March 31, 2008, as outlined above.  The $100,000 invested by Terra Silex that is outlined above is also considered to be a part of this $500,000 funding condition.

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

Developments Information for 2008

In the first quarter of 2008, we raised $280,000 from two investors.  These funds will be used to further the development of our product and hire additional consultants to assist in our business development.  The Company also retained an investor relation firm which will be paid $20,000 and up to 25,000 shares of our common stock.  The term of the agreement is for one year.

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

We have the following Patents pending for "compositions and method for emulsifying a perfluorocarbon with an oxygen-carrying surfactant."

Docket No.                           Serial No.                                Status (All Pending)

2127.21US                          11/190.433                            Office Action Reponse due 7/2/09

2127.21BR                          PI 0615985-0                         Request for Examination due 6/27/09

2127.2.1CA                         2.616.986                              Maintenance Fee due 6/27/09 and Request for Examination due

                                                                                           6/27/11

2127.21CN                          20060030461.7                     Pending - Waiting on China Patent Office

2127.21JP                            2008-524194                        Request for Examination due 6/27/09

2127.21MX                         MX/a/2008/001350             Pending - Waiting on Mexico Patent Office

There are no assurances that any patents will be issued off of the pending applications.

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

Research and Development Costs During the Last Two Fiscal Years.

Since inception, we have expended a total of approximately $1,973,158 on research and development.  During years ended December 31, 2008, and 2007, research and development expense was approximately $0 and $73,510, respectively.  None of these costs were borne by customers or others.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced to trade on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in the second quarter of 1994 under the symbol “SGNC,” and after September 10, 2008 under the symbol “SGUI.”

The range of high and low bid quotations for our common stock during each quarter of the years ended December 31, 2006, 2007 and 2008, is presented below.  Prices are inter-dealer quotations as reported do not necessarily reflect transactions, retail markups, mark downs or commissions.  The prices prior to September 10, 2008, do not reflect the 1 for 20 reverse stock split.

                             STOCK QUOTATIONS*

Quarter ended:

High

Low

March 31, 2006

$.16

$.12

June 30, 2006

$.22

$.105

September 30, 2006

$.24

$.11

December 31, 2006

$.125

$.075

March 31, 2007

$.15

$.085

June 30, 2007

$.175

$.096

September 30, 2007

$.12

$.081

December 31, 2007

$.12

$.055

March 31, 2008

$.11

$.07

June 30, 2008

$.10

$.07

September 30, 2008**

$1.15

$.04

December 31, 2008**

$.75

$.17

          *    The future sale of presently outstanding “restricted securities” (common stock) by present members of our management and others may have an adverse effect on any market in the shares of our common stock.  See the heading “Recent Sales of Unregistered Securities,” directly below.

** In 2008, we completed a 1 for 20 reverse stock split.  Prices for September 30, 2008 and December 31, 2008,

     reflect the 1 for 20 reverse stock split.  All references to shares of common stock have been retroactively restated.

Holders.

The number of record holders of our common stock as of April 8, 2009, was approximately 562.

Dividends.

We have not declared any cash dividends on our common stock, and we do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our product, PHER-02 and related business opportunities.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Recent Sales of Unregistered Securities.

Restricted Securities.

The following "restricted securities" of our Company were sold during the past three calendar years:

Name	Number of Shares or Units	Date	Consideration
Leonard W. Burningham, Esq. (2)	25,000	9/2004	Services
Seven (7) persons and/or entities (3)	140,000	9/2004	Services
Nine (9) persons and/or entities (4)	38,695	9/2004	Conversion of Convertible Notes
Ascendiant Capital Group LLC (5)	11,433	9/2004	Conversion of Debt
Thomas C. Drees, Ph.D. (6)	1,580,200	9/2004	Conversion of Debt
Anthony & Audrey Hargreaves Trust (7)	46,230	9/2004	Conversion of Debt
Richard H. Walker (5)	15,000	12/2004	Warrant Exercise
Jossef Kahlon (5)	35,000	12/2004	Warrant Exercise
Medical Advisory Board (1)	7,500	12/2004	Services
Kelly Trimble (8)	8,184	12/2004	Warrant Exercise
Mark Sansom (8)	8,184	12/2004	Warrant Exercise
Jason Douglas (8)	5,000	12/2004	Warrant Exercise
Max Sabour (8)	5,000	12/2004	Warrant Exercise
Todd Kinney (8)	5,000	12/2004	Warrant Exercise
Robert Kwun (1)	5,000	12/2004	Warrant Exercise
Leonard W. Burningham, Esq. (8)	25,687	12/2004	Warrant Exercise
Branden Burningham, Esq. (8)	17,500	12/2004	Warrant Exercise
Brad Burningham, Esq. (8)	17,500	12/2004	Warrant Exercise
Leonard W. Burningham, Esq. C/F (8)	15,000	12/2004	Warrant Exercise
Richard P. Stanton (5)	4,181	12/2004	Warrant Exercise
Leonard W. Burningham, Esq.(8)	10,000	2005	Warrant Exercise

Joseph Trabacoone(8)	5,000	2005	Warrant Exercise
Todd Kinney(8)	5,000	2005	Warrant Exercise
William P. Archer(8)	5,000	2005	Warrant Exercise
Robert S. Howell(8)	2,331	2005	Warrant Exercise
SCS, Inc.(9)	8,000	2005	Warrant Exercise
Susan Johnston(8)	5,000	2005	Warrant Exercise
James R. Dunn(8)	5,000	2005	Warrant Exercise
Joseph Trabaccone(8)	4,500	2/2005	Warrant Exercise
Robert Kwun(1)	3,665	2/2005	Services
Medical Advisory Board (1)	1,875	4/2005	Services
Robert Kwun(1)	2,500	4/2005	Services
Joseph Trabaccone(8)	4,166	4/2005	Warrant Exercise
Thomas C. Drees(1)	1,250	4/2005	Services
David E. Nelson(1)	1,250	4/2005	Services
Edward L. Kunkel(1)	1,250	4/2005	Services
Leonard W. Burningham, Esq. (8)	10,000	5/2005	Warrant Exercise
Thomas C. Drees(1)	1,250	10/2005	Services
David E. Nelson(1)	1,250	10/2005	Services
Edward L. Kunkel(1)	1,250	10/2005	Services
Medical Advisory Board (1)	3,750	10/2005	Services
Robert Kwun(1)	5,000	10/2005	Services
Thomas C. Drees(1)	1,250	5/2006	Services
David E. Nelson(1)	1,250	5/2006	Services
Edward L. Kunkel(1)	1,250	5/2006	Services
Medical Advisory Board (1)	3,750	5/2006	Services
Robert Kwun(1)	1,250	5/2006	Services
Jonathan Lakey(1)	5,000	5/2006	Services
James Shapiro(1)	2,500	5/2006	Services
Leonard W. Burningham(8)	12,500	5/2006	Warrant Exercise
M. E. Dancy Consulting Services, Inc. (10)	20,000	7/2006	Services
Thomas C. Drees(1)	1,875	1/2007	Services
David E. Nelson(1)	1,875	1/2007	Services
Edward L. Kunkel(1)	1,875	1/2007	Services
Medical Advisory Board(1)	5,625	1/2007	Services
Robert Kwun(1)	1,875	1/2007	Services
James Shapiro(1)	7,500	1/2007	Services
Private Placement	37,333	3/8/07	$1.20 per share
LKB Partners, LLC	200,000	4/4/2007	Services
KKS Venture Management, Inc.	150,000	11/21/2007	Services
LKB Partners, LLC	12,500	11/21/2007	Services
Terra Silex Holdings, LLC	100,000	11/21/2007	$100,000
Thomas C. Drees	1,875	4/2008	Services
David E. Nelson	1,875	4/2008	Services
Edward L. Kunkel	1,875	4/2008	Services
Medical Advisory Board	5,625	4/2008	Services

___________________________________

(1)  Issued for service as a member of the Board of Directors or the Medical Advisory Board.

(2) These shares were valued at $40,000.

(3) These shares were valued at $242,034.

 (4) The Convertible Note executed in favor of Barbara R. Mittman on March 19, 2002, in the amount of $3,750.00, together with accrued interest, was converted to 4,855 shares of common stock of our Company.

          The Convertible Note executed in favor of First York Partners, Inc. on March 15, 2002, in the amount of $25,000, together with accrued interest, was converted by the holders thereof to 33,840 shares of common stock of our Company.

(5) The Letter Agreement executed in favor of Ascendiant Capital Group, LLC ("Ascendiant"), pursuant to which Ascendiant loaned $12,000 to the Company, together with accrued interest, was converted to 228,666 shares of common stock of our Company; and for previously extending the term of the Letter Agreement, an additional Common Stock Purchase Warrant was granted to Ascendiant for the option to purchase 1,500 shares of common stock of our Company that are "restricted securities" under Rule 144 of the Securities and Exchange Commission.

 (6) Thomas C. Drees, Ph.D., MBA, our President, CEO and a Director agreed to exchange $1,264,160 of debt owed to him by us for 1,580,200 shares of our common stock that are “restricted securities” under Rule 144 of the Securities and Exchange Commission; and Dr. Drees also agreed to contribute to capital his accrued salary of $497,500 and interest on the debt owed to him by our Company in the amount of $453,630, together with any interest on any of these amounts since June 30, 2004.

 (7) The Anthony and Audrey Hargreaves Trust (the "Trust") agreed to exchange $36,984 of debt owed by us to Mr. Hargreaves prior to his death for 46,230 shares of our common stock that are "restricted securities" under Rule 144 of the Securities and Exchange Commission; and the Trust also agreed to contribute to capital Mr. Hargreaves' accrued salary of $276,500, together with any interest on any of these amounts since June 30, 2004.

 (8) Issued at $1.60 per share on the exercise of outstanding warrants.

 (9) Issued at $1.20 per share for the payment of expenses on our behalf.

 (10) Issued for services related to public relations.

In addition to the securities issued during the prior three years, in the first quarter of 2008, we issued 2,500 each to our directors which represents the 625 shares per quarter the directors receive.  We also issued 5,625 shares to our medical advisory board members.  Additionally, we issued 233,333 shares of our common stock at a price of $1.20 per share for aggregate proceeds of $280,000 to two investors.  The funds are being used for general working capital purposes.

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

Use of Proceeds of Registered Securities.

Proceeds from the sale of registered securities received during the year ended December 31, 2006, totaled $95,410, from warrant exercises. These funds were primarily used for professional services and administrative expenses. There were no sales of registered securities during 2007 or 2008.

Purchases of Equity Securities by Us and Affiliated Purchasers.

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Financial Information

We had no revenues in 2008 and only $10,000 in 2007.  We had a net loss of $1,135,444 for the year ended December 31, 2008.  At December 31, 2008, we had cash of $1,159.  We had a negative working capital of $262,097.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenues	$ -	$ 10,000
Selling, General and Administrative Expenses	82,408	100,637
Net Loss	1,135,444	934,148
Basic Income (Loss) per Share	(0.22)	(0.21)
Diluted Income (Loss) per Share	(0.22)	(0.21)
Weighted Average Number of Shares Outstanding	5,089,200	4,412,337
Weighted Average Number of Fully Diluted Shares Outstanding	5,089,200	5,088,654
BALANCE SHEET DATA:
	December 31, 2008	December 31, 2007
Total Current Assets	$ 112,534	$ 785,820
Total Assets	113,728	897,865
Total Current Liabilities	374,631	372,657
Working Capital	(262,097)	413,163
Stockholders’ Equity (Deficit)	(260,903)	525,208

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the years ended December 31, 2008 and 2007, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the calendar years ending December 31, 2008, and 2007, were $0 and $10,000, respectively.  We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

We realized a net loss of $1,135,444 for the year ended December 31, 2008, and a net loss of $934,148 for the year ended December 31, 2007.  Most of our expense related to the value of equity securities issued by us for services rendered.

Our research and development expenses were $0 in 2008, compared to $73,510 in 2007.

Liquidity.

As of December 31, 2008, we had $1,159 in cash, with $374,631 in current liabilities.

During the calendar year ended December 31, 2008, we had operating expenses of $1,145,825, and no revenues.  We received $10,000 in revenues, and had total operating expenses of $924,068 during the calendar year ended December 31, 2007.  Most of these expenses related to the value of equity securities issued by us for services rendered.

Cash resources at December 31, 2008, and 2007, were $1,159 and $15,436, respectively.   At this time without additional capital infusions, it will be difficult for the Company to remain in business.  Our auditors have issued a going concern qualification as to our ability to stay in business.  We currently do not have the resources to engage in any further development of our products and cannot cover ongoing expenses.  We are actively searching for industry partners to help offset further development costs.  However, even with industry partners, we must raise additional capital if we are to remain viable.

Off Balance Sheet Arrangements.

We had no off balance sheet arrangements during the year ended December 31, 2008.

Forward Looking Statements.

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, and future performance of our business, including, without limitation, (i) our ability to gain a larger share of the synthetic blood industry, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers and distributors, our ability to raise capital, and the growth of the synthetic blood industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are set forth immediately following the signature page to this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Mr. Marra, age 45, is currently the managing member of LKB Partners, LLC which engages in financial consulting and acts as a private investment firm for small companies.  Prior to founding LKB in November 2006, Mr. Marra ran Stonebridge Ross which he founded in 1992 and sold in 2003.  Mr. Marra also worked as a registered representative for Drexel Burnham after attending college at the University of West Virginia.  Mr. Marra has focused on work with public and private emerging growth companies.  As part of Mr. Marra’s consulting work, he has acted as interim CEO for three public companies Sun Cut Floral Distributors from 1999 to 2001, a consolidator of national floral distributors, Interactive Medical Technologies from 1993 to 1995, a biomedical technology company and Rheologics, Inc. from 2005 to 2007 which developed a whole blood viscometer.

As part of the consulting agreement with LKB Partners, LLC and Frank Marra, the Company will pay LKB $8,000 for each month of the 24 month term for these services.  We also agreed to pay LKB for these services 150,000 shares of our common stock that are “restricted securities,” of which 25,000 shares went to Marra personally under a separate Letter Agreement.  We also agreed to grant to LKB the option to purchase up to 9.5 percent of the issued and outstanding shares of our common stock at a price of $1.20 per share for a period of two years; provided, however, these options, to the extent not exercised prior thereto, shall be void on March 31, 2008, unless we shall have raised not less than the sum of $500,000 through the efforts of LKB or its associates or affiliates or by persons introduced by it or its associates or affiliates by March 31, 2008, with no proration of options in the event all $500,000 is not raised.  We have not had the resources to meet all of our payment obligations under our consulting agreements.

Pursuant to a consulting agreement dated April 4, 2007, between us and LKB, LKB received 200,000 shares of our common stock that are “restricted securities,” and was granted an option to purchase an additional 250,000 shares of our common stock that are “restricted securities” at a price of $1.20 per share for a period of two years ending April 3, 2009.  On April 4, 2007, the Company also issued 50,000 shares to Frank Marra.

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

Compliance with Section 16(a) of the Exchange Act.

To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act, have been duly filed.  However, the following filings were filed later than their due dates by our directors, executive officers or 5% stockholders:

Filer	Transaction	Date Report Due	Date Report Filed
David E. Nelson, CPA Director, CFO, Secretary/Treasurer	Disposal of 5,500 Shares Acquisition of 1,250 Shares Disposal of 12,331 Warrants Acquisition of 1,250 Shares Acquisition of 1,250 Shares Acquisition of 1,875 Shares	10/27/04 4/13/05 1/05/05 10/7/05 5/4/06 1/17/07	4/18/05 4/18/05 4/18/05 3/28/08 3/28/08 3/28/08
Edward L. Kunkel, Esq. Director	Acquisition of 1,250 shares Acquisition of 1,875 Shares Acquisition of 1,250 Shares Acquisition of 1,250 Shares Acquisition of 1,875 Shares	4/13/05 1/17/07 10/7/05 5/4/06 1/17/07	4/19/05 3/26/08 3/28/08 3/28/08 3/31/08

Thomas C. Drees, Ph.D. Director and President	Acquisition of 1,250 Shares Disposal of 10,250 Shares Acquisition of 1,875 Shares Acquisition of 1,250 Shares Acquisition of 1,250 Shares Acquisition of 1,875 Shares	4/13/05 12/22/04 1/17/07 10/7/05 5/4/06 1/17/07	4/19/05 4/19/05 3/26/08 3/28/08 3/28/08 3/31/08

In addition to the late reports by the above officers, through a series of consulting agreements and option contracts entered into in November 2007, several consulting firms acquired the ability to purchase over 10% of our outstanding common stock.  This firms and/or individuals have not made their filings.

Code of Ethics.

We have adopted a Code of Ethics which was attached as Exhibit 14 to our Annual Report on Form 10-K for the calendar year ended December 31, 2002. See Part III, Item 13.

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

ITEM 11.  EXECUTIVE COMPENSATION

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Thomas C. Drees, Ph.D., MBA, CEO, President, Chairman of the Board	12/31/08 12/31/07 12/31/06	* * *	0 0 0	* * *	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
David E. Nelson, CPA CFO and Director	12/31/08 12/31/07 12/31/06	* * *	0 0 0	* * *	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Edward L. Kunkel, Esq. Director	12/31/08 12/31/07 12/31/06	* * *	0 0 0	* * *	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

*   Commencing with the quarter ended December 31, 2004, members of our Board of Directors will be paid 625 shares of common stock per quarter for all services rendered to us in lieu of employment contracts.  See Part III, Items 12 and 13, below.

On November 21, 2007, we executed a Management Consulting Agreement for a term in perpetuity with Thomas C. Drees, PhD., our current President, whereby Dr. Drees was engaged to provide management consulting services.  Dr. Drees has agreed to be retained to act in the full capacity as Chief Executive Officer for us, which includes, but not be limited to, working with management to help promote our overall growth, evaluating business opportunities, offering input on critical business issues that may arise from time to time, participate in planning for our business future and other like duties.  Dr. Drees will be paid $4,000 for each month, in perpetuity for these services, as long as we are in business or until Dr. Drees’ death.  In the event that Dr. Drees is relieved of the obligations of the Drees Agreement and no longer serves as CEO, the fee will remain intact until one of the aforementioned conditions occurs. Notwithstanding that the term shall not have been completed, we may terminate the Drees Agreement (i) upon the death of Dr. Drees, and (ii) if Dr. Drees should be incapacitated by illness or any other matter from performing his duties hereunder for a continuous period of sixty days.  We have not had the funds to meet our ongoing obligations under this agreement.

Outstanding Equity Awards.

See the heading "Compensation of Directors" below.  Also, see the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5, above.

Compensation of Directors.

All directors, executive officers and Medical Advisory Board Members will be paid 2,500 shares of our common stock per year, in quarterly issuances.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of April 8, 2009:

Security Ownership of Certain Beneficial Owners.

Name and Address	Number of Shares Beneficially Owned	Percent of Class (1)
Thomas C. Drees, Ph.D., MBA (2) 101 East Green Street, #11 Pasadena, California 91105	1,853,282	35.89%

Leonard Burningham 455 East 500 South, Suite 205 Salt Lake City, Utah 84111-3323	271,866	5.27%

Total of all five percent Stockholders(2)	2,125,148	41.15%

______________________

(1) Based upon 5,164,572 shares of outstanding common stock on April 13, 2009.

(2)  Dr. Drees owns approximately 1,571,325 shares in his own name and 276,457 shares in the name of the Drees Family Trust which he is a co-trustee with his wife.

Security Ownership of Management.

Name and Address	Number of Shares Beneficially Owned	Percent of Class (1)
Thomas C. Drees, Ph.D., MBA 101 East Green Street, #11 Pasadena, California 91105	1,853,282	35.89%

David E. Nelson, CPA 528 14th Avenue Salt Lake City, Utah 84103	28,340	0.55%

Edward L. Kunkel, Esq. 16 N. Marengo Ave, #517 Pasadena, California 91103	8,125	0.16%

All directors and officers as a group (three persons)	1,889,747	36.59%

_____________________________

(1)  Based upon 5,164,572 shares of outstanding common stock on April 13, 2009.

Indirect and Direct ownership are referenced by an "I" or "D", respectively.  All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons.

Related party payables, represents amounts owed to our officers for reimbursement of expenses paid on behalf of the Company.  For 2007 and 2008, related party payables were $0 and $38,461, respectively.

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

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2008, and December 31, 2007:

Fee Category	2008	2007
Audit Fees	$18,500	$18,400
Audit-related Fees	0	0
Tax Fees	2,039	1,019
All Other Fees	0	0
Total Fees	$20,539	$19,419

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

             ITEM 15. EXHIBITS

Exhibit

Number               Description

3.1

Articles of Amendment increasing the authorized shares-Definitive Information Statement filed

12/23/2005**

3.2

Amendment to the Articles of Incorporation reflecting 1 for 20 reverse stock split.**

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

Date: April 14, 2009

By  Thomas C. Drees

Thomas C. Drees, Ph.D., MBA

CEO, President and Chairman of the

Board of Directors

Date: April 14, 2009

By  David E. Nelson

David E. Nelson, CPA

CFO and Director

Date: April 14, 2009

By  Edward L. Kunkel

Edward L. Kunkel, Director

SANGUINE CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

C O N T E N T S

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Sanguine Corporation and Subsidiary

(A Development Stage Company)

Pasadena, California

We have audited the accompanying consolidated balance sheets of Sanguine Corporation and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008, and for the period from inception of the development stage on January 18, 1990, through December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanguine Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, and for the period from inception of the development stage on January 18, 1990, through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Sanguine Corporation's internal control over financial reporting as of December 31, 2008, included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred significant recurring losses which have resulted in an accumulated deficit.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 14, 2009

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheet

ASSETS

	December 31, 2008	December 31, 2007

CURRENT ASSETS

Cash	$1,159	$15,436
Prepaid expenses	111,375	770,384

Total Current Assets	112,534	785,820

PROPERTY AND EQUIPMENT, NET	1,194	670

OTHER ASSETS
Long term prepaid expenses	-	111,375

TOTAL ASSETS	$113,728	$897,865

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2008	December 31, 2007

CURRENT LIABILITIES

Accounts payable	$319,851	$332,719
Related party payable	38,461	-
Accrued compensation	16,319	39,938

Total Current Liabilities	374,631	372,657

Total Liabilities	374,631	372,657

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, 10,000,000 shares authorized of $0.001 par value, 5,164,572 and 4,888,739 shares issued and outstanding, respectively	5,165	4,889
Additional paid in capital	8,161,055	7,811,998
Deficit accumulated during the development stage	(8,427,123)	(7,291,679)

Total Shareholders’ Equity (Deficit)	(260,903)	525,208

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$113,728	$897,865

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

For the Year Ended December 31,		From Inception of the Development Stage on January 18, 1990 through December 31
2008	2007	2008

REVENUES	$-	$10,000	$191,762

OPERATING EXPENSES

Professional fees	1,063,417	749,921	4,709,516
Research and development	-	73,510	1,973,158
Selling, general and administrative	82,408	100,637	2,784,677

Total Operating Expenses	1,145,825	924,068	9,467,351

LOSS FROM OPERATIONS	(1,145,825)	(914,068)	(9,275,589)

OTHER INCOME (EXPENSE)

Interest income	688	241	40,193
Interest expense	(644)	-	(668,630)
Loss on cash deposit	-	-	(10,020)
Gain (loss) on foreign currency exchange	4,611	(20,321)	(15,710)
Gain on settlement of debt	5,726	-	1,502,633

Total Other Income (Expense)	10,381	(20,080)	848,466

NET INCOME (LOSS)	(1,135,444)	(934,148)	(8,427,123)

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized loss on foreign currency exchange	-	2,570	-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,135,444)	$(931,578)	$(8,427,123)

BASIC INCOME (LOSS) PER SHARE	$(0.22)	$(0.21)

DILUTED INCOME PER SHARE	$(0.22)	$(0.21)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC	5,089,200	4,412,337

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-DILUTED	5,089,200	4,412,337

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Common Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount

Balance, January 18, 1990 Retroactive restated	71,418	$71	$2,424,571	$-	$-	$(2,464,642)	$-
Net income from January 1, 1990 through January 1, 1991	-	-	-	-	-	73,917	-
Balance, December 31, 1991	71,418	71	2,424,571	-	-	(2,390,725)	-
Common stock issued for services provided at $0.001 per share	136	1	1	-	-	-	-
Contributed capital by officer	-	-	750	-	-	-	-
Net loss for the year ended December 31, 1992	-	-	-	-	-	(77,011)	-
Balance, December 31, 1992	71,554	72	2,425,322	-	-	(2,467,736)	-
Common stock issued to acquire 94% of outstanding stock of Sanguine Corporation	729,489	729	13,861	-	-	(14,590)	-
Common stock for cash at $4.31 per share	25,500	25	109,975	-	-	-	-
Net loss for the year ended December 31, 1993	-	-	-	-	-	(92,895)	-
Balance, December 31, 1993	826,543	826	2,549,158	-	-	(2,575,221)	-
Quasi-reorganization	-	-	(2,423,964)	-	-	2,423,964	-
Common stock for cash at $7.85 per share	9,550	10	74,990	-	-	-	-
Net loss for the year ended December 31, 1994	-	-	-	-	-	(230,779)	-
Balance, December 31, 1994	836,093	836	200,184	-	-	(382,036)	-
Common stock issued for debt and payables at $2.13 per share	60,800	61	129,203	-	-	-	-
Common stock issued for services at $2.50 per share	81,250	81	203,044	-	-	-	-
Balance Forward	978,143	$978	$532,431	$-	$-	$(382,036)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Common Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount

Balance Forward	978,143	$978	$532,431	$-	$-	$(382,036)	$-
Net loss for the year ended December 31, 1995	-	-	-	-	-	(366,843)	-
Balance, December 31, 1995	978,143	978	532,431	-	-	(748,879)	-
Common stock issued for cash at $5.00 per share	500	1	2,499	-	-	-	-
Common stock issued for debt and payables at $4.97 per share	16,275	16	80,915	-	-	-	-
Common stock issued for services at $0.02 per share	48,968	49	930	-	-	-	-
Net loss for the year ended December 31, 1996	-	-	-	-	-	(210,017)	-
Balance, December 31, 1996	1,043,886	1,044	616,775	-	-	(958,896)	-
Common stock issued for services at $1.87 per share	5,000	5	9,329	-	-	-	-
Net loss for the year ended December 31, 1997	-	-	-	-	-	(166,212)	-
Balance, December 31, 1997	1,048,886	1,049	626,104	-	-	(1,125,108)	-
Common stock issued for cash at $2.00 per share	60,900	61	122,139	-	-	-	-
Common stock issued for debt and payables at $4.33 per share	12,000	12	53,115	-	-	-	-
Common stock issued for services at $2.33 per share	33,725	34	78,593	-	-	-	-
Shares canceled	(5,000)	(5)	5	-	-	-	-
Net loss for the year ended December 31, 1998	-	-	-	-	-	(366,439)	-
Balance, December 31, 1998	1,150,511	$1,151	$879,956	$-	$-	$(1,491,547)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Common Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount

Balance, December 31, 1998	1,150,511	$1,151	$879,956	$-	$-	$(1,491,547)	$-
Common stock issued for cash at $3.60 per share	2,639	3	9,497	-	-	-	-
Common stock issued for services at $2.00 per share	5,000	5	9,995	-	-	-	-
Net loss for the year ended December 31, 1999	-	-	-	-	-	(217,864)	-
Balance, December 31, 1999	1,158,150	1,159	899,448	-	-	(1,709,411)	-
Common stock issued for cash at $3.83 per share	165,913	166	635,154	-	-	-	-
Common stock issued for services at $5.26 per share	81,496	81	428,919	-	-	-	-
Net loss for the year ended December 31, 2000	-	-	-	-	-	(1,444,616)	-
Balance, December 31, 2000	1,405,559	1,406	1,963,521	-	-	(3,154,027)	-
Common stock issued for services at $5.00 per share	6,250	6	31,245	-	-	-	-
Common stock issued for services at $4.60 per share	3,750	4	17,246	-	-	-	-
Common stock issued for services at $2.52 per share	41,250	41	103,909	-	-	-	-
Common stock issued for services at $3.42 per share	2,500	3	8,547	-	-	-	-
Common stock issued for prepaid services at $4.60 per share	12,500	13	57,487	(57,500)	-	-	-
Common stock issued for commission of private placement of common stock	16,360	16	(16)	-	-	-	-
Balance Forward	1,488,169	$1,489	$2,181,939	$(57,500)	$-	$(3,154,027)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Common Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount

Balance Forward	1,488,169	$1,489	$2,181,939	$(57,500)	$-	$(3,154,027)	$-
Common stock issued for acquisition of subsidiary stock held by minority shareholders	42,010	42	(42)	-	-	-	-
Amortization of prepaid expenses	-	-	-	43,125	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	-	-	(1,037,570)	-
Balance, December 31, 2001	1,530,179	1,531	2,181,897	(14,375)	-	(4,191,597)	-
Additional common stock issued for acquisition of subsidiary stock held by minority shareholders in prior year	3,502	3	(3)	-	-	-	-
Common stock issued for services at $1.20 and $3.20 per share	80,750	81	58,656	-	-	-	-
Warrants issued for services	-	-	989,956	-	-	-	-
Common stock issued for prepaid services at $1.14 per share	85,000	85	96,425	(96,510)	-	-	-
Common stock issued for Cash-less warrant exercise at $1.20 - $2.60 per share	25,000	25	103,600	-	-	-	-
Common stock issued for exercise of warrants for cash at $1.60 per share	15,500	16	24,784	-	-	-	-
Amortization of prepaid expenses	-	-	-	14,375	-	-	-
Net loss for the year ended December 31, 2002	-	-	-	-	-	(1,729,701)	-
Balance, December 31, 2002	1,739,931	$1,741	$3,455,315	$(96,510)	$-	$(5,921,298)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Common Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount

Balance, December 31, 2002	1,739,931	$1,741	$3,455,315	$(96,510)	$-	$(5,921,298)	$-
Common stock issued for cash-less option exercise at $0.60 and $0.80 per share for services and prepaid services	31,250	31	23,969	(19,231)	-	-	-
Common stock issued for services at $0.60 - $2.20 per share	7,500	7	9,181	-	-	-	-
Common stock issued for debt at $0.60 and $0.40 per share	103,168	103	54,924	-	-	-	-
Common stock issued for debt and prepaid expenses at $1.60 per share	50,000	50	79,950	(62,943)	-	-	-
Amortization of prepaid Expenses	-	-	-	115,741	-	-	-
Net loss for the year ended December 31, 2003	-	-	-	-	-	(324,531)	-
Balance, December 31, 2003	1,931,849	1,932	3,623,339	(62,943)	-	(6,245,829)	-
Common stock issued for cash-less option exercise at $1.20 and $1.60 per share for services	176,433	176	249,545	-	-	-	-
Common stock issued for services at $5.20 per share	7,500	8	38,992	62,943	-	-	-
Common stock issued for debt at $0.80 and $1.40 per share	1,665,125	1,665	1,351,062	-	-	-	-
Common stock issued for Cash at $1.60-$3.00 per share	162,057	162	329,128	-	-	-	-
Common stock issued for Cash-less warrant exercise at $0.001 per share	4,181	4	(4)	-	-	-	-
Net income for the year ended December 31, 2004	-	-	-	-	-	843,384	-
Balance, December 31, 2004	3,947,145	$3,947	$5,592,062	$-	$-	$(5,402,445)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Common Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount

Balance, December 31, 2004	3,947,145	$3,947	$5,592,062	$-	$-	$(5,402,445)	$-
Common stock issued for services at $2.20-$6.00 per share	20,625	21	81,105	-	-	-	-
Common stock issued for Cash at $1.74 per share	59,663	60	104,000	-	-	-	-
Common stock issued for Debt reduction at $1.20 per share	8,000	8	9,592	-	-	-	-
Net loss for the year ended December 31, 2005	-	-	-	-	-	(337,751)	-
Balance, December 31, 2005	4,035,433	4,036	5,786,759	-	-	(5,741,196)	-
Common stock issued for services at $2.40-$5.00 per share	36,250	36	143,776	-	-	-	-
Common stock issued for Cash at $1.60 per share	12,500	13	19,988	-	-	-	-
Common stock Subscribed	-	-	-	-	27,800	-	-
Contributed capital for Contributed interest on Notes payable	-	-	520	-	-	-	-
Loss on Foreign Currency Exchange	-	-	-	-	-	-	(2,570)
Net loss for the year ended December 31, 2006	-	-	-	-	-	(617,335)	-
Balance, December 31, 2006	4,084,183	4,085	5,951,043	-	27,800	(6,357,531)	(2,570)
Common stock issued for services at $1.80-$4.60 per share	20,625	21	61,166	-	-	-	-
Common stock issued for Cash at $1.20 per share	37,333	37	44,763	-	(27,800)	-	-
Common stock issued for Cash at $1.60 per share	62,500	63	99,937	-	-	-	-
Common stock issued for services per consulting agreement at $2.40 per share	250,000	250	599,750	-	-	-	-
Common stock issued for services per consulting agreement at $1.62 per share	333,750	333	540,342	-	-	-	-
Balance Forward	4,788,391	$4,789	$7,297,001	$-	$-	$(6,357,531)	$(2,570)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Common Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount

Balance Forward	4,788,391	$4,789	$7,297,001	$-	$-	$(6,357,531)	$(2,570)
Common stock issued for Cash at $1.00 per share	100,000	100	99,900	-	-	-	-
Contributed capital for options granted	-	-	380,605	-	-	-	-
Warrants extension	-	-	34,493	-	-	-	-
Adjustment to Unrealized Loss on Foreign Currency Exchange	-	-	-	-	-	-	2,570
Net loss for the year ended December 31, 2007	-	-	-	-	-	(934,148)	-
Balance, December 31, 2007	4,888,391	$4,889	$7,811,999	$-	$-	$(7,291,679)	$-
Common stock issued for services per consulting agreement at $1.20-$2.50 per share	17,500	17	33,671	-	-	-	-
Common stock issued for services at $1.40 per share	25,000	25	34,975	-	-	-	-
Common stock issued for Cash at $1.20 per share	233,681	234	279,766	-	-	-	-
Contributed interest on Related party payables	-	-	644	-	-	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	-	(1,135,444)	-
Balance, December 31, 2008	5,164,572	$5,165	$8,161,055	$-	$-	$(8,427,123)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

For the Year Ended December 31,			From Inception of the Development Stage on January 18, 1990 through December 31,
2008		2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,135,444)	$(934,148)	$(8,427,123)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	373	298	5,803
Common stock issued for services	35,000	671,297	3,365,446
Contributed capital	645	-	1,165
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	(5,726)	-	(104,552)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of prepaid expenses and expenses prepaid with common stock	-	-	456,184
Warrant extension	-	34,493	34,493
Loss on foreign currency exchange	(4,611)	20,321	15,710
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	770,384	(31,776)	738,608
Increase (decrease) in accounts payable	(2,531)	(8,402)	638,055
Increase in accrued interest payable	-	-	547,279
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits`	-	-	45,000
Increase (decrease) in warrant liability	-	(2,123)	-
Increase in accrued salaries	40,067	22,188	975,067
Net Cash Used by Operating Activities	(301,843)	(227,852)	(2,331,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	(895)	-	(6,995)
Net Cash Used by Investing Activities	(895)	-	(6,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	100,000	524,700
Proceeds from notes payable and notes payable- related party	8,461	2,000	222,600
Payments on notes payable and notes payable – related party	-	(6,000)	(15,400)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Common stock issued for cash	280,000	117,000	1,566,975
Net Cash Provided by Financing Activities	288,461	213,000	2,339,625

NET INCREASE (DECREASE) IN CASH	(14,277)	(14,852)	1,159
CASH AT BEGINNING OF PERIOD	15,436	30,288	-
CASH AT END OF PERIOD	$1,159	$15,436	$1,159

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

For the Year Ended December 31,		From Inception of the Development Stage on January 18, 1990 through December 31,
2008	2007	2008

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$33,688	$671,297	$3,220,322
Contributed capital for interest contributed	$645	$-	$1,165
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$-	$-	$236,284
Common stock issued for debt	$-	$-	$2,822,067

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

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

On June 14, 1993, the Company entered into an Agreement and Plan of Reorganization, wherein it was agreed that Sanguine Corporation (a Nevada Corporation) would issue 729,489 shares of its common stock to acquire 94% of the issued and outstanding shares of stock of Sanguine Corporation (a California Corporation).  During the year ended December 31, 2001, the Company acquired the remaining 6% of the California Corporation in exchange for the issuance of 42,010 shares of common stock.

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

December 31, 2008 and 2007

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Basic and Diluted Income (Loss) Per Share (continued)

The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	For the Years Ended December 31,
	2008	2007
Loss (numerator)	$(1,135,444)	$(934,148)
Shares (denominator)	5,088,654	4,412,337
Net loss per common share – basic and diluted	$(.22)	$(.21)

The computation of diluted income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Years Ended December 31,
	2008	2007
Loss (numerator)	$(1,135,444)	$(934,148)
Shares (denominator)	5,088,654	4,412,337
Net loss per common share – basic and diluted	$(.22)	$(.21)

The Company’s outstanding stock options have been excluded from the 2008 basic net loss per share calculation as they are anti-dilutive.  The Company has excluded common stock equivalents.

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

December 31, 2008 and 2007

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Income Taxes (Continued)

Net deferred tax liabilities asset consists of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:

Research and Development	$81,645	$81,645
NOL Carryover	748,530	700,600
Accrued Salaries	6,400	15,600
	836,575	797,845

Deferred tax liabilities:

Depreciation	(100)	(100)

Valuation allowance	(836,475)	(797,745)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007

Book Income	$(442,200)	$(364,438)
Research and Development	-	3,800
Stock for Services/Options Expense	378,463	283,080
Currency valuation	1,798	2,330
Meals and Entertainment Depreciation	2,105 32	71 -
Accrued compensation	(9,210)	(15,990)
Change in valuation allowance	69,012	91,147
	$-	$-

At December 31, 2008, the Company had net operating loss carryforwards of approximately $2,900,000 that may be offset against future taxable income from the year 2009 through 2029.  No tax benefit has been reported in the December 31, 2008 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

December 31, 2008 and 2007

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Income Taxes (Continued)

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The company had an outstanding tax liability to the state of California for the years ended 2003, 2004, 2005, and 2006.  The amount of the liability was 9,864 and was paid during 2008.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

Included in the balance at December 31, 2008 and 2007, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

h.  Property and Equipment

Property and equipment are stated at cost.  Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred.  Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives, which range between 3 to 5 years.  Fixed assets and related accumulated depreciation are as follows:

	December 31 2008	December 31 2007
Furniture and fixtures	$2,386	$1,491

Accumulated depreciation	(1,192)	(821)

Total Fixed Assets	$1,194	670

Depreciation expense for the years ended December 31, 2008 and 2007, amounted to $373 and $298,

respectively.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Revenue Recognition

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured.

j.

Newly Adopted Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounted Principles that becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in accordance with generally accepted accounting principles.  The adoption of this standard will not materially impact the Company’s financial statements.

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

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n.  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  From time to time the Company carries cash balances at a single financial institution in excess of the federally insured maximum of $250,000

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related party payables at December 31, 2008 and 2007 represents amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $38,461 and $0, respectively.

NOTE 3 -

COMMITMENTS AND CONTINGENCIES

During February 1994, the Company entered into a lease for office space in Pasadena, California.  The lease has been extended through October 2008 with monthly rent payments of $820 with annual increases.

Future minimum lease payments under this non-cancelable operating lease are $8,200 through October 2009.  Currently the lease is on a month-to-month basis.

Rent expense was $14,550 and $10,324 for the years ended December 31, 2008 and 2007, respectively.

Employment Agreements

Beginning the quarter ended September 30, 2004, the CEO, CFO and Vice President are each entitled to receive 12,500 shares of common stock of the company which are considered to be restricted securities.  Such compensation is to be paid quarterly.  As of December 31, 2008 and 2007, a total of $16,319 and $39,937 in salaries has been accrued, respectively.

NOTE 4 -

COMMON STOCK TRANSACTIONS

During the year ended December 31, 2008 the Company completed a one for twenty reverse split of its issued and outstanding shares of common stock.  The Company also approved the addition of 10,000,000 shares of preferred stock.  No shares of preferred stock have been issued.   The financial statements as of December 31, 2007, have been restated to give retroactive recognition of this reverse split.

Also during the year ended December 31, 2008, the Company issued 233,333 shares of common stock valued at $280,000.  The Company retained an investor relation firm which was paid $20,000 and issued 25,000 shares of our common stock valued at $35,000.  The term of the agreement is for one year.  The Company also issued 17,500 shares in payment of previously accrued compensation valued at $33,678.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 4 -

COMMON STOCK TRANSACTIONS (continued)

During the year ended December 31, 2007, the Company issued 137,333 shares of common stock for cash and subscriptions of $144,800; 20,625 shares of common stock for services valued at a range of $1.80-$4.60 per share for a total of $61,187; 62,500 shares issued for warrant exercises at $1.60 per share for total proceeds of $100,000; 250,000 shares issued pursuant to a consulting agreement valued at $2.40 per share for a total of $600,000 of which $480,000 was initially recorded as a prepaid asset and is being amortized over the 15 month term of the consulting agreement; 333,750 shares issued pursuant to a consulting agreement dated November 21, 2007 valued at $1.62 per share for a total of $540,675 which was initially recorded as a prepaid asset and is being amortized over the terms of the consulting agreement.

Common stock issued for services, prepaid services and cash-less option exercises have been accounted for at the fair market value of the securities on the date of issue.

NOTE 5 -

STOCK OPTIONS AND WARRANTS

During February 2002, the Company entered into a consulting agreement which provides for the issuance of 15,000 warrants.  The consultant received 5,000 warrants upon signing the contract while the remaining 10,000 warrants were contingent upon receipt of funding generated by the consultant.  The warrants were exercisable at a price of $2.50 per share and expired February 6, 2007.  The Company recognized $11,252 in expense associated with the issuance of these warrants.

During March 2002, and in connection with the issuance of a convertible debenture, the company issued warrants to purchase 5,937,500 shares of common stock at an exercise price of the greater of $1.60 or 66 2/3 % of the five-day trading average of the Company’s common stock.  The Company recognized $682,465 in expense associated with the issuance of these warrants.  Through December 31, 2008, a total of 260,718 of these warrants have been exercised and the remaining 36,157 have expired.

During the year ended December 31, 2007, the Company extended the expiration date of above warrants by one year and valued the extension using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 79.2%; risk-free interest rate of 5.06%; and expected life of 1 year.  This resulted in the recognition of an additional expense of $34,493 which increased additional paid in capital.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 5 -

STOCK OPTIONS AND WARRANTS (continued)

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2008 and 2007 and changes during the years then ended is presented below:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	36,157	$1.60	106,157	$1.60
Granted	-	-	-	-
Expired/Cancelled	(36,157)	1.60	(7,500)	2.50
Exercised	-	-	(62,500)	1.60

Outstanding end of year	-	$-	36,157	$1.60

Exercisable	-	$-	36,157	$1.60

During the year ended December 31, 2007, the Company granted 250,000 options to purchase the Company’s common stock for an exercise price of $1.20 per share for a period of 24 months beginning in April 2007.  The options were granted as part of a consulting agreement with LKB Partners, LLC entered into during the quarter.  The Company valued the options using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 75.6%; risk-free interest rate of 4.73%; and expected life of 2 years.  The value of the options was initially recorded as a prepaid expense which is being amortized over the 15 month term of the consulting agreement which expired on September 30, 2008.

A summary of the status of the Company’s outstanding stock options as of December 31, 2008 and December 31, 2007 and changes during the periods then ended is presented below:

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

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 5 -

STOCK OPTIONS AND WARRANTS (continued)

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2008
$1.20	250,000.25		250,000
	250,000		250,000

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

KKS and Knoll will be compensated as follows:

· Upon approval of the KKS Agreement, the Company issued to Consultant, one hundred fifty thousand (150,000) shares of our common stock that are “restricted securities” under Rule 144 of the Securities and Exchange Commission (the “SEC”), with “piggy-back” registration rights; and

· 33,750 free trading shares of our common stock through a grant from our Stock Option Plan to Knoll, personally, under a separate Letter Agreement (the “Knoll Letter Agreement”); and

· After successful completion of a minimum of an initial $500,000 financing has been realized by the Company, we will pay Consultant Twenty Thousand Dollars ($20,000) per month so long as we can afford to pay that sum while the KKS Agreement or any extension thereof is in effect.  As of December 31, 2008 the $500,000 has not been raised.

Management Consulting Firm Engagement

On November 21, 2007, the Company executed a Management Consulting Agreement (the “November LKB Agreement”) for a 24 month term with LKB Partners, LLC (“LKB”), whereby LKB was engaged to provide additional management consulting services to the Company.

LKB had previously executed a Consulting Agreement with the Company on April 4, 2007 wherein , the Company issued 200,000 “restricted securities” that are shares of common stock and the right to acquire 250,000 additional “restricted securities” that are shares of common stock at a price of $1.20 per share

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 6 -

MATERIAL DEFINITE AGREEMENT (continued)

for a period of two years ending April 3, 2009.  LKB was granted customary “piggy-back” registration rights on the 200,000 shares issued and the shares underlying the option grant in any applicable registration statement filed by us within 12 months. The Company in conjunction with this Agreement, also issued 50,000 shares of common stock for future services to Mr. Frank Marra valued at $45,000.  150,000 of the 200,000 shares are being held in escrow pending completion of the services to be rendered, and the Option Agreement to cover the 250,000 share options will be prepared on completion of the services too.

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

The Company also agreed to pay LKB for these services 150,000 shares of its common stock that are “restricted securities,” of which 25,000 shares shall be made free trading through a grant from our Stock Option Plan to Marra personally under a separate Letter Agreement.  These shares have now been issued. The Company also agreed to grant to LKB the option to purchase up to 9.5 percent of the issued and outstanding shares of our common stock at a price of $1.20 per share for a period of two years; provided, however, these options, to the extent not exercised prior thereto, shall be void on March 31, 2008, unless we shall have raised not less than the sum of $500,000 through the efforts of LKB or its associates or affiliates or by persons introduced by it or its associates or affiliates by March 31, 2008, with no proration of options in the event all $500,000 is not raised.  As of December 31, 2008, the $500,000 has not been raised.

Stock Purchase Agreement

Effective during the year ended December 31, 2007, we executed a Stock Purchase Agreement (the “SPA”) with Terra Silex Holdings LLC, a Pennsylvania LLC (“Terra Silex”), whereby Terra Silex purchased one hundred thousand (100,000) shares of our common stock for a purchase price of One Hundred Thousand Dollars ($100,000) (the “Purchase Price”) pursuant to an exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), as an offering to an “accredited investor.”  This $100,000 amount counts against the $500,000 required to be raised as a condition of the LKB option referenced in the preceding paragraph.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 7 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses, which have resulted in an accumulated deficit of $8,427,123 at December 31, 2008 which raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  The Company’s management has taken certain steps to maintain its operating and financial requirements in an effort to enable the Company to continue as a going concern until such time that revenues are sufficient to cover expenses, including:

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