Form 10-Q
period 2009-03-31
SANGUINE CORP
filed 2009-05-20
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.

Yes [  ]  No  [  ]

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

6,682,072 shares of $0.001 par value common stock on May 19, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sanguine Corporation

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2009

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS

Cash	$336	$1,159
Prepaid expenses	81,000	111,375

Total Current Assets	81,336	112,534

PROPERTY AND EQUIPMENT, NET	1,074	1,194

TOTAL ASSETS	$82,410	$113,728

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	March 31, 2009	December 31, 2008
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$322,047	$319,851
Related party payable	65,577	38,461
Accrued compensation	17,194	16,319

Total Current Liabilities	404,818	374,631

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT

Common stock, 10,000,000 shares authorized of $0.001 par value, 5,164,572 shares issued and outstanding	5,165	5,165
Additional paid in capital	8,162,044	8,161,055
Deficit accumulated during the development stage	(8,489,617)	(8,427,123)

Total Shareholders’ Deficit	(322,408)	(260,903)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$82,410	$113,728

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31
2009	2008	2009

REVENUES	$-	$-	$191,762

OPERATING EXPENSES

Professional fees	59,789	380,942	4,769,305
Research and development	-	-	1,973,158
Selling, general and administrative	8,264	24,090	2,792,941

Total Operating Expenses	68,053	405,032	9,535,404

LOSS FROM OPERATIONS	(68,053)	(405,032)	(9,343,642)

OTHER INCOME (EXPENSE)

Interest income	2	429	40,195
Interest expense	(989)	-	(669,619)
(Gain) loss on foreign currency exchange	6,546	(8,610)	(9,164)
Loss on cash deposit	-	-	(10,020)
Gain on settlement of debt	-	-	1,502,633

Total Other Income (Expense)	5,559	(8,181)	854,025

NET INCOME (LOSS)	(62,494)	(413,213)	(8,489,617)

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$(0.08)

DILUTED INCOME PER SHARE	$(0.01)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC AND DILUTED	5,164,572	4,888,391

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

(Unaudited)

For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31
2009	2008	2009

Net loss	$(62,494)	$(413,213)	$(8,489,617)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	120	74	5,923
Common stock issued for services	-	-	3,365,446
Contributed capital	989	-	2,154
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	-	(104,552)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of prepaid expenses and expenses prepaid with common stock	-	-	456,184
Warrant extension	-	-	34,493
Gain (Loss) on Foreign currency exchange	(6,546)	8,610	9,164
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	30,375	298,592	768,983
Increase in accounts payable and related party payables	20,742	4,100	658,797
Increase in accrued interest payable	-	-	547,279
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits`	-	-	45,000
Increase in accrued salaries	875	6,125	975,942
Net Cash Used by Operating Activities	(15,939)	(95,712)	(2,347,410)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,995)
Net Cash Used by Investing Activities	-	-	(6,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	-	524,700
Proceeds from notes payable and notes payable- related party	15,116	-	237,716
Payments on notes payable and notes payable – related party	-	-	(15,400)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Common stock subscription	-	280,000	280,000
Common stock issued for cash	-	-	1,286,975
Net Cash Provided by Financing Activities	15,116	280,000	2,354,741

NET INCREASE (DECREASE) IN CASH	(823)	184,288	336
CASH AT BEGINNING OF PERIOD	1,159	15,436	-
CASH AT END OF PERIOD	$336	$199,724	$336

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31
2009	2008	2009

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$-	$-	$3,220,322
Contributed capital for interest contributed	$989	$-	$2,154
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$-	$-	$236,284
Common stock issued for debt	$-	$-	$2,822,067

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2009 and December 31, 2008

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

March 31, 2009 and December 31, 2008

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

NOTE 4 -

STOCK WARRANTS AND OPTIONS

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2009 and December 31, 2008 and changes during the periods then ended is presented below:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-	36,157	$1.60
Granted	-	-	-	-
Expired/Cancelled	-	-	(36,157)	1.60
Exercised	-	-	-	-

Outstanding end of year	-	$-	-	$-

Exercisable	-	$-	-	$-

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2009 and December 31, 2008

NOTE 4 -

STOCK WARRANTS AND OPTIONS (continued)

A summary of the status of the Company’s outstanding stock options as of March 31, 2009 and December 31, 2008 and changes during the periods then ended is presented below:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	250,000	$1.20	250,000	$1.20
Granted	-	-	-	-
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding end of year	250,000	$1.20	250,000	$1.20

Exercisable	250,000	$1.20	250,000	$1.20

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at March 31, 2009	Weighted Average Remaining Contractual Life	Number Exercisable at March 31,2009
$1.20	250,000.08		250,000
	250,000		250,000

NOTE 5 -

RELATED PARTY TRANSACTION

Related party payables at March 31, 2009 and December 31, 2008  represent amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $65,577 and $38,461, respectively.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2009 and December 31, 2008

NOTE 6 -

SUBSEQUENT EVENT

On April 14, 2009 the Company issued 17,500 shares of common stock in payment of previously accrued compensation valued at $16,319.

In May 2009, we issued 1,000,000 shares to LKB Partners, LLC for consulting services.  Additionally, the Company agreed to issue up to 9.5 percent of the Company’s outstanding shares of common stock at a price of $0.10 per share under the terms of a stock option.  The option would expire on December 31, 2013.  We also issued additional shares to another consultant. LKB would also receive a monthly fee of $8,000 when, and if, the Company had such funds available to pay to LKB.  The term of the consulting agreement is twenty-four months.

In May 2009, the Company entered into a consulting agreement with Gary Corderman.  Under the terms of the agreement, Mr. Corderman will receive 500,000 shares of the Company’s common stock along with a monthly consulting fee of $4,000 if the Company has the funds to pay.  If the Company does not have the funds to pay Mr. Corderman, he will receive the $4,000 in shares of the Company.  The term of the agreement is for twelve months.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2009 and 2008, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2008.

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

These cost estimates are based upon the prior experience of Thomas C. Drees, Ph.D., our President and CEO.  Dr. Drees has more than 33 years' experience in the blood industry with Abbott Scientific, Alpha Therapeutics and Sanguine Corporation.   At this time we have not been able to obtain the necessary funding to complete the above stages.  Until we have the necessary funding, we will not be able to complete the stages.  Additionally, the Company will be focusing on other potential ventures that could produce revenue including licensing of its PHER-02 product.

Results of Operations

The Company continues to not have revenues as it focuses on the development of its products.  As such, the Company has not had revenue in either the quarter ended March 31, 2009 or 2008.  We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

We realized a net loss of $62,494  for the quarter ended March 31, 2009, and a net loss of $413,213 for the quarter ended March 31, 2008.  Most of our expense related to professional fees for the quarter ended March 31, 2009.  For the quarter ended March 31, 2008, most of our expenses also related to professional fees. Professional fees decreased as a result of the expiration of certain consulting agreements.

With the focus the last three months on evaluating our business model, our research and development expenses were $0 for the quarter ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had $336 in cash and $81,000 in prepaid expenses, with $404,818 in current liabilities. Our cash position is not sufficient to cover our accounts payable or other current liabilities with working capital at March 31, 2009, of negative $323,482.  If prepaid expenses are removed from current assets, our working capital position is even worse with $404,482 in negative working capital.   Since the end of the quarter, our cash position has worsened as we paid ongoing expenses. As such we will be dependent on our ability to raise additional debt or equity capital to be able to cover current liabilities.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended March 31, 2009.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During 2008, we issued shares to our medical advisory board members and to our directors.  These shares reflect our annual accrual of shares we issue to our medical advisory board and directors with each member receiving 625 shares per quarter for 2,500 shares per year.   Our three directors received an aggregate of 7,500 shares and our four medical advisory board members received an aggregate of 10,000 shares.  The cost of such shares are accrued each quarter during the year.  Additionally, we sold approximately 233,334 shares of our common stock to accredited investors in a private placement.  We also issued 25,000 shares of common stock to a consultant for ongoing consulting services. Additionally, in 2009, we issued  shares to our medical advisory board members and to our directors.  These shares reflect our annual accrual of shares we issue to our medical advisory board and directors with each member receiving 625 shares per quarter for 7,500 shares per year.   Our three directors received an aggregate of 7,500 shares and our four medical advisory board members received an aggregate of 10,000 shares.  The cost of such shares are accrued each quarter during the year.

In May 2009, we issued 1,000,000 shares to LKB Partners, LLC for consulting services.  Additionally, the Company agreed to issue up to 9.5 percent of the Company’s outstanding shares of common stock at a price of $0.10 per share under the terms of a stock option.  The option would expire on December 31, 2013.  We also issued additional shares to another consultant. LKB would also receive a monthly fee of $8,000 when, and if, the Company had such funds available to pay to LKB.  The term of the consulting agreement is twenty-four months.

In May 2009, the Company entered into a consulting agreement with Gary Corderman.  Under the terms of the agreement, Mr. Corderman will receive 500,000 shares of the Company’s common stock along with a monthly consulting fee of $4,000 if the Company has the funds to pay.  If the Company does not have the funds to pay Mr. Corderman, he will receive the $4,000 in shares of the Company.  The term of the agreement is for twelve months.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

ITEM 5.  Other Information.

We issued shares to our medical advisory board members and to our directors.  These shares reflect our annual accrual of shares we issue to our medical advisory board and directors with each member receiving 625 shares per quarter for 2,500 shares per year.   Our three directors received an aggregate of 7,500 shares and our four medical advisory board members received an aggregate of 10,000 shares.  The cost of such shares are accrued each quarter during the year.

In May 2009, we issued 1,000,000 shares to LKB Partners, LLC for consulting services.  Additionally, the Company agreed to issue up to 9.5 percent of the Company’s outstanding shares of common stock at a price of $0.10 per share under the terms of a stock option.  The option would expire on December 31, 2013.  We also issued additional shares to another consultant. LKB would also receive a monthly fee of $8,000 when, and if, the Company had such funds available to pay to LKB.  The term of the consulting agreement is twenty-four months.

In May 2009, the Company entered into a consulting agreement with Gary Corderman.  Under the terms of the agreement, Mr. Corderman will receive 500,000 shares of the Company’s common stock along with a monthly consulting fee of $4,000 if the Company has the funds to pay.  If the Company does not have the funds to pay Mr. Corderman, he will receive the $4,000 in shares of the Company.  The term of the agreement is for twelve months.

ITEM 6.  Exhibits

(a)

Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit

Number               Description

3.2

Articles of Amendment increasing the authorized shares-Definitive Information Statement filed

12/23/2005**

3.3

Bylaws-8-K Current Report dated 11/28/2005**

10.1

Consulting Agreement – LKB Partners

10.2

Consulting Agreement – Corderman

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

Date: May 19, 2009

By: /s/ Thomas C. Drees

       Thomas C. Drees, Ph.D., MBA

       CEO and Chairman of the

       Board of Directors

Date: May 19, 2009

By: /s/ David E. Nelson

      David E. Nelson, CPA

      CFO and Director