Form 10-Q
period 2009-06-30
SANGUINE CORP
filed 2009-08-21
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

                                                                                                                                                                               Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   The registrant has not been fazed into the Interactive Data reporting system.

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

6,682,072 shares of $0.001 par value common stock on August 14, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sanguine Corporation

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2009

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Balance Sheets

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS

Cash	$311	$1,159
Prepaid expense	224,993	111,375

Total Current Assets	225,304	112,534

PROPERTY AND EQUIPMENT, NET	955	1,194

Long term prepaid expense	156,503	-

TOTAL ASSETS	$382,762	$113,728

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$340,465	$319,851
Related party payable	84,752	38,461
Accrued interest	105	-
Notes payable	9,000	-
Accrued compensation	1,356	16,319

Total Current Liabilities	435,678	374,631

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT

Common stock, 10,000,000 shares authorized of $0.001 par value, 6,682,072 and 5,164,572 shares issued and outstanding, respectively	6,682	5,165
Additional paid in capital	8,527,102	8,161,055
Deficit accumulated during the development stage	(8,586,700)	(8,427,123)

Total Shareholders’ Deficit	(52,916)	(260,903)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$382,762	$113,728

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception of the Development Stage on January 18, 1990 through June 30,
	2009	2008	2009	2008	2009
REVENUES	$-	$-	$-	$-	$191,762

OPERATING EXPENSES

Professional fees	74,664	433,498	134,463	814,440	4,843,969
Research and development	-	-	-	-	1,973,158
Selling, general and administrative	14,606	27,028	22,870	51,118	2,807,547

Total Operating Expenses	89,270	460,526	157,323	865,558	9,624,674

LOSS FROM OPERATIONS	(89,270)	(460,526)	(157,323)	(865,558)	(9,432,912)

OTHER INCOME (EXPENSE)

Interest income	-	248	2	677	40,195
Interest expense	(1,628)	-	(2,617)	-	(671,247)
Loss on foreign currency exchange	(6,185)	8	361	(8,602)	(15,349)
Loss on cash deposit	-	-	-	-	(10,020)
Gain on settlement of debt	-	-	-	-	1,502,633

Total Other Income (Expense)	(7,813)	256	(2,254)	(7,925)	846,212

NET INCOME (LOSS)	$(97,083)	$(460,270)	$(159,577)	$(873,483)	$(8,586,700)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Operations - continued

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception of the Development Stage on January 18, 1990 through June 30,
	2009	2008	2009	2008	2009

BASIC INCOME (LOSS) PER SHARE	$(0.02)	$(0.09)	$(0.03)	$(0.17)

DILUTED INCOME PER SHARE	$(0.02)	$(0.09)	$(0.03)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC AND DILUTED	5,731,550	5,011,152	5,449,627	5,133,913

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

(Unaudited)

For the Six Months Ended June 30,			From Inception of the Development Stage on January 18, 1990 through June 30,
2009		2008	2009
Net loss	$(159,577)	$(873,483)	$(8,586,700)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	239	149	6,042
Common stock issued for services	-	35,000	365,446
Contributed capital	2,511	-	3,676
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	-	(104,552)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of prepaid expenses and expenses prepaid with common stock	-	-	456,184
Warrant extension	-	-	34,493
Loss on foreign currency exchange	(361)	8,602	15,349
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	78,614	585,603	817,222
Increase in accounts payable and related party payables	67,265	(27,266)	705,320
Increase in accrued interest payable	105	-	547,384
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits`	-	-	45,000
Increase (decrease) in warrant liability	-	-	-
Increase (decrease) in accrued salaries	1,356	6,000	976,423
Net Cash Used by Operating Activities	(9,848)	(265,395)	(2,341,319)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,995)
Net Cash Used by Investing Activities	-	-	(6,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	-	524,700
Proceeds from notes payable and notes payable- related party	9,000	-	231,600
Payments on notes payable and notes payable – related party	-	-	(15,400)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Common stock issued for cash		280,000	1,566,975
Net Cash Provided by Financing Activities	9,000	280,000	2,348,625

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

For the Six Months Ended June 30,		From Inception of the Development Stage on January 18, 1990 through June 30,
2009	2008	2009

NET INCREASE (DECREASE) IN CASH	(848)	14,605	311

CASH AT BEGINNING OF PERIOD	1159	15,436	-
CASH AT END OF PERIOD	$311	$30,041	$311

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$-	$-	$3,220,322
Contributed capital for interest contributed	$2,511	$-	$3,676
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$348,735	$-	$585,019
Common stock issued for debt	$-	$-	$2,822,067

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009 and December 31, 2008

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

June 30, 2009 and December 31, 2008

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

NOTE 4 -

STOCK WARRANTS AND OPTIONS

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2009 and December 31, 2008 and changes during the periods then ended is presented below:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-	723,115	$0.08
Granted	-	-	-	-
Expired/Cancelled	-	-	(723,115)	(0.08)
Exercised	-	-	-	-

Outstanding end of year	-	$-	-	$-

Exercisable	-	$-	-	$-

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009 and December 31, 2008

NOTE 4 -

STOCK WARRANTS AND OPTIONS (continued)

A summary of the status of the Company’s outstanding stock options as of June 30, 2009 and December 31, 2008 and changes during the periods then ended is presented below:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	250,000	$0.06	250,000	$0.06
Granted	701,433	0.10	-	-
Expired/Cancelled	(250,000)	(0.06)	-	-
Exercised	-	-	-	-

Outstanding end of year	701,433	$0.10	250,000	$0.06

Exercisable	701,433	$0.10	250,000	$0.06

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at June 30, 2009	Weighted Average Remaining Contractual Life	Number Exercisable at June 30,2009
$0.10	701,433	4.42	701,433
	701,433		701,433

NOTE 5 -

RELATED PARTY TRANSACTIONS

Related party payables at June 30, 2009 and December 31, 2008  represent amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $84,752 and $38,461, respectively.

NOTE 6 -

EQUITY TRANSACTIONS

During the quarter the Company issued 17,500 shares of common stock in payment of previously accrued compensation valued at $16,319.

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009 and December 31, 2008

NOTE 6 -

EQUITY TRANSACTIONS (continued)

In May 2009, the Company entered into a consulting agreement with Gary Corderman.  Under the terms of the agreement, Mr. Corderman received 500,000 shares of the Company’s common stock along with a monthly consulting fee of $4,000 if the Company has the funds to pay.  If the Company does not have the funds to pay Mr. Corderman, he will receive the $4,000 in shares of the Company's common stock. The term of the agreement is for twelve months.

NOTE 7 – SUBSEQUENT EVENTS

                                                                                The Company has evaluated  subsequent events from the balance sheet date through August 20,

                                                                                2009, and determined there are no events to disclose.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended June 30, 2009 and 2008, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2008.

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

Results of Operations

The Company continues to not have revenues as it focuses on the development of its products.  As such, the Company has not had revenue in either the quarter ended June 30, 2009 or 2008.  We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

We realized a net loss of $97,083 for the quarter ended June 30, 2009, and a net loss of $460,270 for the quarter ended June 30, 2008.  Most of our expense related to professional fees for the quarter ended June 30, 2009 and were paid for with shares of our common stock.  For the quarter ended June 30, 2008, most of our expenses also related to professional fees and again were paid for with shares of our common stock.  For the six months ended June 30, 2009, we had a net loss of $159,577 with no revenue and for the six months ended June 30, 2008, we had a net loss of $873,483.  Our primary expenses during the six month period in both years was from professional fees and were paid primarily with shares of our common stock.

With the focus the last three months on evaluating our business model, our research and development expenses were $0 for the quarter ended June 30, 2009.

During the quarter, we entered into two consulting contracts to help the Company identify new markets for our products and provide strategic guidance for the company.  Since we are limited in our cash ability to hire consultants the contracts required payments in shares of our common stock.  Additionally the consultants received options to buy shares of our common stock at $0.10 per share.  One consulting contract called for the consultant to receive 500,000 shares of our common stock and a monthly fee of $4,000.  The cash payment is due when and if affordable to the Company.  The term of the contract is for 12 months.  Additionally, the second consulting contract was a new contract with LKB Partners, LLC.  Under the terms of this consulting agreement, we paid LKB Partners 1,000,000 shares of our common stock and agreed when and if affordable to pay a monthly fee of $8,000 to LKB.  Additionally, we agreed to give LKB an option to acquire up to 9.5 percent of the outstanding shares, in number, of our common stock at a price of $0.10 per share.  LKB Partners contract is for a period of 24 months.  At this time, the Company has not paid either party the cash portion of their contract.

Liquidity and Capital Resources

As of June 30, 2009, we had $311 in cash and $224,993 in prepaid expenses related to prepayment of consulting fees, with $435,678 in current liabilities. Our cash position is not sufficient to cover our accounts payable or other current liabilities with working capital at June 30, 2009, of negative $210,374.  If prepaid expenses are removed from current assets, our working capital position is even worse with $435,367 in negative working capital.   Since the end of the quarter, our cash position has worsened as we paid ongoing expenses. As such we will be dependent on our ability to raise additional debt or equity capital to be able to cover current liabilities.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended June 30, 2009.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

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

In May 2009, the Company entered into a consulting agreement with Gary Corderman.  Under the terms of the agreement, Mr. Corderman will receive 500,000 shares of the Company’s common stock along with a monthly consulting fee of $4,000 if the Company has the funds to pay.  If the Company does not have the funds to pay Mr. Corderman, he will receive the $4,000 in shares of the Company's common stock.  The term of the agreement is for twelve months.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

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

In May 2009, the Company entered into a consulting agreement with Gary Corderman.  Under the terms of the agreement, Mr. Corderman will receive 500,000 shares of the Company’s common stock along with a monthly consulting fee of $4,000 if the Company has the funds to pay.  If the Company does not have the funds to pay Mr. Corderman, he will receive the $4,000 in shares of the Company's common stock.  The term of the agreement is for twelve months.

ITEM 6.  Exhibits

(a)

Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit

Number               Description

3.2

Articles of Amendment increasing the authorized shares-Definitive Information Statement filed

12/23/2005**

3.3

Bylaws-8-K Current Report dated 11/28/2005**

10.1

Consulting Agreement – LKB Partners**

10.2

Consulting Agreement – Corderman**

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

Date: August 20, 2009

By: /s/ Thomas C. Drees

Thomas C. Drees, Ph.D., MBA

CEO and Chairman of the

Board of Directors

Date: August 20, 2009

By: /s/ David E. Nelson

David E. Nelson, CPA

CFO and Director