Form 10-Q
period 2009-09-30
SANGUINE CORP
filed 2009-11-19
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer  [ ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

6,682,072 shares of $0.001 par value common stock on November 16, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sanguine Corporation

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2009

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Balance Sheets

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS

Cash	$4,792	$1,159
Prepaid expense	207,951	111,375

Total Current Assets	212,743	112,534

PROPERTY AND EQUIPMENT, NET	835	1,194

OTHER ASSETS
Long term prepaid expenses	89,579	-

TOTAL ASSETS	$303,157	$113,728

The accompanying notes are an integral  part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	September 30, 2009	December 31, 2008
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$347,861	$319,851
Related party payable	102,434	38,461
Accrued interest	263	-
Notes payable	9,000	-
Accrued compensation	1,969	16,319

Total Current Liabilities	461,527	374,631

Total Liabilities	461,527	374,631

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT

Preferred stock, 10,000,000 shares authorized of $0.001 par value, no shares issued and outstanding, respectively	-	-
Common stock, 200,000,000 shares authorized of $0.001 par value, 6,682,072 and 5,164,572 shares issued and outstanding, respectively	6,682	5,165
Preferred stock subscription	20,000	-
Additional paid in capital	8,528,937	8,161,055
Deficit accumulated during the development stage	(8,713,989)	(8,427,123)

Total Shareholders’ Deficit	(158,370)	(260,903)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$303,157	$113,728

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception of the Development Stage on January 18, 1990 through September 30,
	2009	2008	2009	2008	2009
REVENUES	$-	$-	$-	$-	$191,762

OPERATING EXPENSES

Professional fees	115,984	144,322	250,437	958,762	4,959,953
Research and development	-	-	-	-	1,973,158
Selling, general and administrative	5,305	23,485	28,176	74,603	2,812,853

Total Operating Expenses	121,289	167,807	278,613	1,033,365	9,745,964

LOSS FROM OPERATIONS	(121,289)	(167,807)	(278,613)	(1,033,365)	(9,554,202)

OTHER INCOME (EXPENSE)

Interest income	-	8	2	685	40,195
Interest expense	(1,993)	-	(4,610)	-	(673,240)
Loss on foreign currency exchange	(4,006)	10,489	(3,645)	1,887	(19,355)
Loss on cash deposit	-	-	-	-	(10,020)
Gain on settlement of debt	-	-	-	-	1,502,633

Total Other Income (Expense)	(5,999)	10,497	(8,253)	2,572	840,213

NET INCOME (LOSS)	(127,288)	(157,310)	(286,866)	(1,030,793)	(8,713,989)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Operations - continued

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception of the Development Stage on January 18, 1990 through September 30,
	2009	2008	2009	2008	2009

BASIC INCOME (LOSS) PER SHARE	$(0.02)	$(0.03)	$(0.05)	$(0.20)

DILUTED INCOME PER SHARE	$(0.02)	$(0.03)	$(0.05)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC AND DILUTED	6,682,072	5,164,572	5,864,957	5,062,896

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

(Unaudited)

For the Nine Months Ended September 30,		From Inception of the Development Stage on January 18, 1990 through September 30,
2009	2008	2009

Net loss	$(286,866)	$(1,030,793)	$(8,713,989)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	359	253	6,162
Common stock issued for services	-	35,000	3,365,446
Contributed capital	4,346	-	5,511
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	-	(104,552)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of prepaid expenses and expenses prepaid with common stock	-	-	456,184
Warrant extension	-	-	34,493
(Gains) Loss on foreign currency exchange	3,645	(1,887)	19,355
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	162,579	690,396	901,187
Increase (decrease) in accounts payable	88,338	(12,313)	726,393
Increase in accrued interest payable	263	-	547,542
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits`	-	-	45,000
Increase (decrease) in accrued salaries and consulting	1,969	21,281	977,036
Net Cash Used by Operating Activities	(25,367)	(292,063)	(2,356,838)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	(895)	(6,995)
Net Cash Used by Investing Activities	-	(895)	(6,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	-	524,700
Proceeds from notes payable and notes payable- related party	9,000	8,000	231,600
Payments on notes payable and notes payable – related party	-	-	(15,400)
Proceeds from issuance of convertible debentures	-	-	40,000
Preferred stock subscription	20,000	-	20,000
Contributed capital	-	-	750
Common stock issued for cash	-	280,000	1,566,975
Net Cash Provided by Financing Activities	29,000	288,000	2,368,625

NET INCREASE (DECREASE) IN CASH	3,633	(10,958)	4,792
CASH AT BEGINNING OF PERIOD	1,159	15,436	-
CASH AT END OF PERIOD	$4,792	$4,478	$4,792

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

For the Nine Months Ended September 30,		From Inception of the Development Stage on January 18, 1990 through September 31,
2009	2008	2009

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$16,819	$-	$3,237,141
Contributed capital for interest contributed	$4,346	$-	$5,511
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$348,735	$-	$585,019
Common stock issued for debt	$-	$-	$2,822,067

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009 and December 31, 2008

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

On March 7, 2008, the Company formed a wholly owned subsidiary called Sanguine Lifescience Corporation.  As part of the formation of Sanguine Lifescience Corporation, the Company transferred $15,000 to a bank account for Sanguine Lifescience use.  At this time, Sanguine Lifescience Corporation is not engaged in any business other than normal corporate matters.  On October 6, 2009, Sanguine Lifescience changed its name to SGN Life Sciences.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009 and December 31, 2008

NOTE 3 -

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.

In May 2009, the Financial Accounting Standards Board issued ASC Topic 855/(SFAS No. 165, Subsequent Events) “Subsequent Events”, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles with a required adoption date of June 30, 2009. ASC Topic 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. We adopted ASC Topic 855 as of the required effective date.

NOTE 4 -

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009 and December 31, 2008

NOTE 5 -

STOCK WARRANTS AND OPTIONS

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2009 and December 31, 2008 and changes during the periods then ended is presented below:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-	723,115	$0.08
Granted	-	-	-	-
Expired/Cancelled	-	-	(723,115)	0.08
Exercised	-	-	-	-

Outstanding end of year	-	$-	-	$-

Exercisable	-	$-	-	$-

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009 and December 31, 2008

NOTE 5 -

STOCK WARRANTS AND OPTIONS (continued)

A summary of the status of the Company’s outstanding stock options as of September 30, 2009 and December 31, 2008 and changes during the periods then ended is presented below:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	250,000	$0.06	250,000	$0.06
Granted	701,433	0.10	-	-
Expired/Cancelled	(250,000)	0.06	-	-
Exercised	-	-	-	-

Outstanding end of year	701,433	$0.10	250,000	$0.06

Exercisable	701,433	$0.10	250,000	$0.06

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2009
$0.10	701,433	4.17	701,433
	701,433		701,433

NOTE 6 -

EQUITY TRANSACTIONS

During the quarter the Company received two subscriptions to purchase a total of 20,000 shares of preferred stock at $1 per share for total proceeds of $20,000.

NOTE 7 -

RELATED PARTY TRANSACTION

Related party payables at September 30, 2009 and December 31, 2008 represent amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $102,434 and $38,461, respectively.

NOTE 8 -

SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 19, 2009, the date the financial statements were issued.

                        In October 2009, we issued 20,000 shares of our preferred stock in fulfillment of subscriptions received prior to September 30, 2009.  The sale was for total proceeds of $20,000.  The shares were sold to two investors.  The preferred stock is convertible into 6 2/3 shares of common stock per preferred share.  As such the preferred stock is convertible into approximately 133,333 shares of common stock.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended September 30, 2009 and 2008, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2008.

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

We account for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes.”  Under ASC Topic 740, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

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

Stage A (approximately three-nine months): Complete the development of perfluoro-decalin and the synthetic surfactants that make up PHER-O2, manufactured experimental doses in accordance with FDA and overseas regulations and submit data to support a Master Drug Filing.  Estimated cost is not to exceed $500,000, divided as follows: Completed surfactant formulation (done) and the manufacture of sufficient product for testing, (on going); animal safety and efficacy trials through a sub-contractor, (done); and administrative, patent and proprietary right protection and marketing costs,(in process) Optimize stabilized product to support the Master Drug Filing (in process).

Stage B (approximately three-nine months): In the second period, we will produce optimal quantities and conduct testing in accordance with FDA and overseas requirements.  During the course of Stage A, we estimate that our increased technical, administrative, sales/marketing and manufacturing requirements will require us to the hire a few additional contractors and/or employees.

Stage C (approximately three-nine months): In the third period, we intend to prepare a new 510(k) device application with the FDA.  Estimated cost is $1,000,000, to be used as follows: set-up pilot facility, or subcontractor, to manufacture small quantities of PHER-O2 for use in testing and in connection with the New Drug Applications [done], prepare and submit data for use of PHER-O2 as a whole organ transportation medium in support of FDA labeling, and administrative, patent and proprietary right protection and marketing costs, (in process).

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

Patents

Presently, we do not have any patents on our technology or processes.  Our prior patents have not been renewed and we are in the process of filing new patents on the new processes and formulas.  At this time, we cannot say if these applications will be successful.  Additionally, without additional funding, we will not be able to complete the patent process.

Results of Operations

The Company continues to not have revenues as it focuses on the development of its products.  As such, the Company has not had revenue in either the quarter ended September 30, 2009 or 2008.  We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

We realized a net loss of $127,288 for the quarter ended September 30, 2009, and a net loss of $157,310 for the quarter ended September 30, 2008.  Most of our expense related to professional fees for the quarter ended September 30, 2009 and were paid for with shares of our common stock.  For the quarter ended September 30, 2008, most of our expenses also related to professional fees and again were paid for with shares of our common stock.  For the nine months ended September 30, 2009, we had a net loss of $286,866 with no revenue and for the nine months ended September 30, 2008, we had a net loss of $1,030,793.  Our primary expenses during the nine month period in both years was from professional fees and were paid primarily with shares of our common stock.

With the focus the last three months on evaluating our business model, our research and development expenses were $0 for the quarter ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2009, we had $4,792 in cash and $207,951 in prepaid expenses related to prepayment of consulting fees, with $461,527 in current liabilities. Our cash position is not sufficient to cover our accounts payable or other current liabilities with working capital at September 30, 2009, of negative $248,784.  If prepaid expenses are removed from current assets, our working capital position is even worse with $456,735 in negative working capital.  Since the end of the quarter, our cash position has worsened as we paid ongoing expenses. As such we will be dependent on our ability to raise additional debt or equity capital to be able to cover current liabilities.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended September 30, 2009.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In October 2009, we issued 20,000 shares of our preferred stock in fulfillment of subscriptions received prior to September 30, 2009.  The sale was for total proceeds of $20,000.  The shares were sold to two investors.  The preferred stock is convertible into 6 2/3 shares of common stock per preferred share.  As such the preferred stock is convertible into approximately 133,333 shares of common stock.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a)

Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit

Number               Description

3.2

Articles of Amendment increasing the authorized shares-Definitive Information Statement filed

12/23/2005**

3.3

Amendment to Articles of Incorporation – Designation of Rights, Privileges, and Preferences of 2009 Series A Convertible Preferred Stock – This Filing

3.4

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

Date: November 19, 2009

By: /s/ Thomas C. Drees

Thomas C. Drees, Ph.D., MBA

CEO and Chairman of the

Board of Directors

Date: November 19, 2009

By: /s/ David E. Nelson

David E. Nelson, CPA

CFO and Director