Form 10-K
period 2009-12-31
SANGUINE CORP
filed 2010-04-13
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2009

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

Yes [X]

No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant is not yet part of the Interactive Data reporting system.

Yes [  ]

No  [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [ X]

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:   The average between the bid and ask price as of June 30, 2009, the end of the Registrant second fiscal quarter was $0.18, giving the shares held by non-affiliates a market value of approximately $447,774.  There are approximately 2,487,632 shares of common voting stock of the Issuer beneficially owned by non-affiliates.

As of March 26, 2010, the Registrant had 6,682,072 shares of common stock issued and outstanding.

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

On November 21, 2007, we executed a Consulting and Confidentiality Agreement for a 12 month term with KKS Venture Management, Inc. (“KKS”) and Alfonso C. Knoll (“Knoll”), its principal, whereby KKS was engaged to provide consulting services.   KKS agreed to exercise its best efforts to provide us with help in gaining market awareness and exploring the possibilities of a European listing; recommending a capitalization restructure to facilitate an offering of $5,000,000; and, in approaching a large underwriter to structure a secondary offering for the advertising of our brand and to increase our budget.  KKS also agreed to provide such managerial help and consultation to foster our growth and performance. The KKS Agreement automatically renews with the same terms on the last day of the 12th month, unless either party gives written notice of intent not to renew.

KKS and Knoll were compensated as follows:

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

LKB and its principal, Frank Marra, agreed to make themselves available to act in the full capacity as General Manager (Marra, individually) and President (Marra, individually) for us, which includes running all day to day business operations, entering into or negotiating contracts, hiring and firing of personnel, paying expenses, devising, revising and implementing business, financing, marketing strategies and all other necessary tasks relevant to the position.  Furthermore, KKS will be responsible for providing contacts for us to raise the requisite equity capital to pay our current obligations and work to provide capital for our future endeavors. LKB will be paid $8,000 for each month of the 24 month term for these services.

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

Developments Information for 2009

In 2009, we focused on defining how our product could be used in combination with other companies’ products to bring it to a commercial state.  We also focused on how to pursue patent applications of our products.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration.

Currently, we do not have any patents on our products.  Our prior patents have either expired or not been renewed.  We are in the process of resubmitting patent applications on our products and process but the ultimate success of these applications are unknown.

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

Research and Development Costs During the Last Two Fiscal Years.

Since inception, we have expended a total of approximately $1,973,158 on research and development.  During years ended December 31, 2009, and 2008, we had no research and development expense.

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

ITEM 2. PROPERTIES

We lease approximately 600 square feet of office space located at 101 East Green Street, Suite 6, Pasadena California, 91105, at a base rent of $8,610 per month.  The lease expires in October 2010.

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

ITEM 4. (Reserved and Removed)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced to trade on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in the second quarter of 1994 under the symbol “SGNC,” and after September 10, 2008 under the symbol “SGUI.”

The range of high and low bid quotations for our common stock during each quarter of the years ended December 31, 2007, 2008 and 2009, is presented below.  Prices are inter-dealer quotations as reported do not necessarily reflect transactions, retail markups, mark downs or commissions.  The prices prior to September 10, 2008, do not reflect the 1 for 20 reverse stock split.

                             STOCK QUOTATIONS*

Quarter ended:

High

Low

March 31, 2007

$.15

$.085

June 30, 2007

$.175

$.096

September 30, 2007

$.12

$.081

December 31, 2008

$.12

$.055

March 31, 2008

$.11

$.07

June 30, 2008

$.10

$.07

September 30, 2008**

$1.15

$.04

December 31, 2008**

$.75

$.17

March 31, 2009**

$.22

$.12

June 30, 2009**

$.25

$.11

September 30, 2009**

$.24

$.10

December 31, 2009**

$.25

$.14

        *    The future sale of presently outstanding “restricted securities” (common stock) by present members of our management and others may have an adverse effect on any market in the shares of our common stock.  See the heading “Recent Sales of Unregistered Securities,” directly below.

        **   In 2008, we completed a 1 for 20 reverse stock split.  Prices beginning with those at September 30, 2008, reflect the 1 for 20 reverse stock split.  All references to shares of common stock have been retroactively restated.

Holders.

The number of record holders of our common stock as of March 26, 2010, was approximately 562.

Dividends.

We have not declared any cash dividends on our common stock, and we do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our product, PHER-02 and related business opportunities.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Recent Sales of Unregistered Securities.

Restricted Securities.

The following "restricted securities" of our Company were sold during the past three calendar years:

Name	Number of Shares or Units	Date	Consideration
Thomas C. Drees	1,875	1/2007	Services
David E. Nelson	1,875	1/2007	Services
Edward L. Kunkel	1,875	1/2007	Services
Medical Advisory Board	5,625	1/2007	Services
Robert Kwun	1,875	1/2007	Services
James Shapiro	7,500	1/2007	Services
Private Placement	37,333	3/8/07	$1.20 per share
LKB Partners, LLC	200,000	4/4/2007	Services
KKS Venture Management, Inc.	150,000	11/21/2007	Services
LKB Partners, LLC	12,500	11/21/2007	Services
Terra Silex Holdings, LLC	100,000	11/21/2007	$100,000
Thomas C. Drees	2,500	4/2008	Services
David E. Nelson	2,500	4/2008	Services
Edward L. Kunkel	2,500	4/2008	Services
Medical Advisory Board	5,625	4/2008	Services
Thomas C. Drees	2,500	5/2009	Services
David E. Nelson	2,500	5/2009	Services
Edward L. Kunkel	2,500	5/2009	Services
Medical Advisory Board	10,000	5/2009	Services

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

During the year ended December 31, 2009 the Company received three subscriptions to purchase a total of 25,000 shares of preferred stock at $1 per share for total proceeds of $25,000.  As of year end, no shares have been issued.

During 2009, the Company issued 1,000,000 shares to LKB Partners, LLC for consulting services.  Additionally, the

Company agreed to issue up to 9.5 percent of the Company’s outstanding shares of common stock at a price of $0.10 per share under the terms of a stock option.  The option would expire on December 31, 2013.   LKB would also receive a monthly fee of $8,000 when, and if, the Company had such funds available to pay to LKB.  The term of the consulting agreement is twenty-four months.

The Company also entered into a consulting agreement with Gary Corderman.  Under the terms of the agreement, Mr. Corderman received 500,000 shares of the Company’s common stock along with a monthly consulting fee of $4,000 if the Company has the funds to pay.  If the Company does not have the funds to pay Mr. Corderman, he will receive the $4,000 in shares of the Company.  The term of the agreement is for twelve months.  The Company also issued 17,500 shares for services in 2009.  All issuance were believed exempt from registration under Section 4(2) of the Securities Act of 1933.

Use of Proceeds of Registered Securities.

Proceeds from the sale of registered securities received during the year ended December 31, 2006, totaled $95,410, from warrant exercises. These funds were primarily used for professional services and administrative expenses. There were no sales of registered securities during 2008 or 2009.

Purchases of Equity Securities by Us and Affiliated Purchasers.

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Financial Information

We had no revenues in 2008 or 2009.  We had a net loss of $388,622 for the year ended December 31, 2009.  At December 31, 2009, we had cash of $1,928.  We had a negative working capital of $309,466, which, if prepaid expenses are taken into account would increase to $477,167.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenues	$ -	$ -
Selling, General and Administrative Expenses	35,851	82,408
Net Loss	388,622	1,135,444
Basic Income (Loss) per Share	(0.06)	(0.22)
Diluted Income (Loss) per Share	(0.06)	(0.22)
Weighted Average Number of Shares Outstanding	6,070,914	5,089,200
Weighted Average Number of Fully Diluted Shares Outstanding	6,070,914	5,089,200
BALANCE SHEET DATA:
	December 31, 2009	December 31, 2008
Total Current Assets	$ 169,629	$ 112,534
Total Assets	226,332	113,728
Total Current Liabilities	479,095	374,631
Working Capital	(309,466)	(262,097)
Stockholders’ Equity (Deficit)	(252,763)	(260,903)

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the years ended December 31, 2009 and 2008, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

We had no revenues for the calendar years ending December 31, 2009, and 2008.  We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

We realized a net loss of $388,622 for the year ended December 31, 2009, and a net loss of $1,135,444 for the year ended December 31, 2008.  Most of our expense related to the value of equity securities issued by us for services rendered.

We had no research and development expenses in 2008 or 2009.

Liquidity.

As of December 31, 2009, we had $1,928 in cash, with $479,095 in current liabilities.

During the calendar year ended December 31, 2009, we had operating expenses of $379,808, and no revenues.  We had operating expenses of $1,145,825 during the calendar year ended December 31, 2008.  Most of these expenses related to the value of equity securities issued by us for services rendered.

Cash resources at December 31, 2009, and 2008, were $1,928 and $1,159, respectively.   At this time without additional capital infusions, it will be difficult for the Company to remain in business.  Our auditors have issued a going concern qualification as to our ability to stay in business.  We currently do not have the resources to engage in any further development of our products and cannot cover ongoing expenses.  We are actively searching for industry partners to help offset further development costs.  However, even with industry partners, we must raise additional capital if we are to remain viable.

Off Balance Sheet Arrangements.

We had no off balance sheet arrangements during the year ended December 31, 2009.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

Business Experience.

Thomas C. Drees, Ph.D., MBA, Chairman, President, CEO and a Director. Dr. Drees, age 80, is the founder of Sanguine California.  Dr. Drees was Vice President and General Manager of Abbott Scientific Products Division, collector of blood plasma derivatives and manufacturer of human blood derivatives from 1973 to 1978.  From 1978 to 1984, he was the President and CEO of Alpha Therapeutics Corporation, a subsidiary of Green Cross Corporation of Japan and the developer of Fluosol DA 20, the only FDA-approved synthetic blood product.  For 33 years, Dr. Drees has been involved at top management levels with the collection, manufacture and marketing of human blood plasma derivatives.  He has written many publications on the subject, including the widely-acclaimed book "Blood Plasma: The Promise and the Politics," Ashley Books, New York, 1983.

David E. Nelson, CPA, Chief Financial Officer and Director.  Mr. Nelson, age 65, received a B.S. degree in accounting from the University of Utah in 1966.  He has over 20 years' experience in operations, finance and regulatory compliance of stock brokerage firms.  He is the past President of Covey & Company, Inc., a broker/dealer formerly registered with the Securities and Exchange Commission.  Mr. Nelson has been a member of the NASD's Board of Arbitrators, the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

Edward L. Kunkel, Esq., Director.  Mr. Kunkel is 61 years of age. He graduated with a Juris Doctor degree from the University of Southern California in 1973.  From 1973 to 1978, he practiced law with the firm of Karns & Karabian in Los Angeles, California.  From 1978 to the present, he has practiced educational law, real estate law and general business law in his own firm.  Mr. Kunkel is a member of the State Bar of California, the Los Angeles County Bar Association and the National School Board Attorneys' Association. He has also been a licensed real estate broker since 1979.

Craig Morrison, M.D., Advisory Board Member, is 66 years of age, and practices at the Brigham Young Student Health

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

Leon Cass Terry, M.D., Ph.D., Advisory Board Member, is 67 years of age, and joined the Medical College of Wisconsin as a Professor of Neurology and Professor of Physiology in 1989, until his retirement.  Focusing on his professorial duties, Dr. Terry recently stepped down from his position as the Chairman of Neurology, which he held from June of 1989 to May, 2000.  During his tenure, Dr. Terry was the Associate Dean for Ambulatory Care from January, 1997 to March, 1998, and was the Chief of Staff from January, 1997 to January, 1999.  He also held previous teaching and professional positions as a Research Scientist for the University of Michigan, Institute of Gerontology; Professor of Neurology and Associate Professor of Physiology and Neurology at the University of Michigan; and Associate Professor of Neurology at the University of Tennessee Center for Health Sciences.  Dr. Terry earned his Doctorate of Pharmacology from the University of Michigan, his Doctor of Medicine from Marquette University Medical School, his Ph.D. in Experimental Medicine from McGill University Medical School and his Master of Business Administration from the University of South Florida.  Dr. Terry has authored over 100 peer-reviewed articles, abstracts and book chapters in well known and respected publications.  He was also principal or co-investigator on over 30 grants from the National Institute of Health, various pharmaceutical companies, philanthropic donations and others.  He has also conducted clinical trials in various neurological disorders.

Herbert J. Meiselman, Sc.D., Advisory Board Member, is 68 years of age. He is an active Professor and Vice Chairman of the University of Southern California School of Medicine, Department of Physiology and Biophysics. Professor Meiselman graduated from Michigan Technical University with a BS degree in 1962.  He received a Sc.D. degree from the Massachusetts Institute of Technology in 1965.  As a Research Fellow at the California Institute of Technology, he studied in-vivo microcirculatory blood flow from 1966 to 1968. In 1968, he expanded his research studies to include in-vivo blood rheology, a program jointly administered by the California Institute of Technology and the University of Southern California Medical School.  Since 1972, Dr. Meiselman's research at the University of Southern California has been concentrated in the areas of blood rheology and the physical behavior of red blood cells and white blood cells.  He has authored or co-authored over 300 papers on numerous blood-related topics.

Robert Kwun, M.D., Advisory Board Member, is 43 years of age.  He graduated from Harvard University, and then received his medical degree from Columbia University, in New York.  His clinical training includes Columbia University's Manhattan Eye Ear and Throat Hospital, Los Angles Children's-USC Medical Center, the Doheny Eye Institute and New York's St. Vincent's Hospital.

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

Mr. Marra, age 46, is currently the managing member of LKB Partners, LLC which engages in financial consulting and acts as a private investment firm for small companies.  Prior to founding LKB in November 2006, Mr. Marra ran Stonebridge Ross which he founded in 1992 and sold in 2003.  Mr. Marra also worked as a registered representative for Drexel Burnham after attending college at the University of West Virginia.  Mr. Marra has focused on work with public and private emerging growth companies.  As part of Mr. Marra’s consulting work, he has acted as interim CEO for three public companies Sun Cut Floral Distributors from 1999 to 2001, a consolidator of national floral distributors, Interactive Medical Technologies from 1993 to 1995, a biomedical technology company and Rheologics, Inc. from 2005 to 2007 which developed a whole blood viscometer.

As part of the consulting agreement with LKB Partners, LLC and Frank Marra, the Company will pay LKB $8,000 for each month of the 24 month term for these services.  We also agreed to pay LKB for these services 150,000 shares (7,500 after giving effect for the 1 to 20 reverse split) of our common stock that are “restricted securities,” of which

25,000 shares went to Marra personally under a separate Letter Agreement.  We also agreed to grant to LKB the option to purchase up to 9.5 percent of the issued and outstanding shares of our common stock at a price of $1.20 per share for a period of two years; provided, however, these options, to the extent not exercised prior thereto, shall be void on March 31, 2008, unless we shall have raised not less than the sum of $500,000 through the efforts of LKB or its associates or affiliates or by persons introduced by it or its associates or affiliates by March 31, 2008, with no proration of options in the event all $500,000 is not raised.   The $500,000 was not met and this option expired.  We did not have the cash resources to meet all of our payment obligations under our consulting agreements. During 2009, we modified the agreements with LKB and Mr. Marra whereby the Company issued 1,000,000 shares to LKB Partners, LLC for consulting services.  Additionally, the Company agreed to issue up to 9.5 percent of the Company’s outstanding shares of common stock at a price of $0.10 per share under the terms of a stock option.  The option would expire on December 31, 2013.   LKB would also receive a monthly fee of $8,000 when, and if, the Company had such funds available to pay to LKB.  The term of the consulting agreement is twenty-four months.

Pursuant to a consulting agreement dated April 4, 2007, between us and LKB, LKB received 200,000 (10,000 after giving effect to our 1 for 20 reverse stock split) shares of our common stock that are “restricted securities,” and was granted an option to purchase an additional 250,000 shares of our common stock that are “restricted securities” at a price of $1.20 per share for a period of two years ending April 3, 2009.  This option was not exercised.  On April 4, 2007, the Company also issued 50,000 shares (2,500 shares after giving effect to our 1 for 20 reverse stock split) to Frank Marra.

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

In addition to the late reports by the above officers, through a series of consulting agreements and option contracts, a consulting firm and individuals acquired the ability to purchase over 10% of our outstanding common stock and acquired additional shares of our common stock that would make such parties greater than 10% shareholders.  This firm and/or individual have not made their filings including the form 3 filing required and the filings required under Section 13 of the Exchange Act.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries= chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2008, the end of the Company's last completed fiscal year):

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Thomas C. Drees, Ph.D., MBA, CEO, President, Chairman of the Board	12/31/09 12/31/08 12/31/07	* * *	0 0 0	* * *	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
David E. Nelson, CPA CFO and Director	12/31/09 12/31/08 12/31/07	* * *	0 0 0	* * *	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Edward L. Kunkel, Esq. Director	12/31/09 12/31/08 12/31/07	* * *	0 0 0	* * *	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

During 2009, the Company issued 1,000,000 shares to LKB Partners, LLC for consulting services.  Additionally, the

Company agreed to issue up to 9.5 percent of the Company’s outstanding shares of common stock at a price of $0.10 per share under the terms of a stock option.  The option would expire on December 31, 2013.   LKB would also receive a monthly fee of $8,000 when, and if, the Company had such funds available to pay to LKB.  The term of the consulting agreement is twenty-four months.

The Company also entered into a consulting agreement with Gary Corderman.  Under the terms of the agreement, Mr. Corderman received 500,000 shares of the Company’s common stock along with a monthly consulting fee of $4,000 if the Company has the funds to pay.  If the Company does not have the funds to pay Mr. Corderman, he will receive the $4,000 in shares of the Company.  The term of the agreement is for twelve months.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of March 26, 2010:

Security Ownership of Certain Beneficial Owners.

Name and Address	Number of Shares Beneficially Owned	Percent of Class (1)
Thomas C. Drees, Ph.D., MBA (2) 101 East Green Street, #11 Pasadena, California 91105	1,855,782	27.8%

LKB Partners, LLC 3502 Scotts Lane #1221 Philadelphia, PA 19129	1,876,433	28.1%

______________________

(1) Based upon 6,682,072 shares of outstanding common stock on March 26, 2010.

(2) Dr. Drees owns approximately 1,576,325 shares in his own name and 279,457 shares in the name of the Drees Family Trust which he is a co-trustee with his wife.

(3) LKB Partners, LLC is controlled by Frank Marra.  In addition to the 1,175,000 shares owed by LKB Partners, LLC, it has an option to acquire 9.5% of the Company’s common stock at an exercise price of $0.10 per share, which based on the number of shares presently outstanding would result in the issuance of another 701,433 shares to LKB Partners, LLC.

Security Ownership of Management.

Name and Address	Number of Shares Beneficially Owned	Percent of Class (1)
Thomas C. Drees, Ph.D., MBA 101 East Green Street, #11 Pasadena, California 91105	1,855,782	27.8%

David E. Nelson, CPA 528 14th Avenue Salt Lake City, Utah 84103	83,341	1.2%

Edward L. Kunkel, Esq. 16 N. Marengo Ave, #517 Pasadena, California 91103	13,125	0.2%

All directors and officers as a group (three persons)	1,952,248	29.2%

_____________________________

 (1)  Based upon 6,682,072 shares of outstanding common stock on March 26, 2010.

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

Company.  For 2009 and 2008, related party payables were $122,428 and $38,461, respectively.

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

During 2009, the Company issued 1,000,000 shares to LKB Partners, LLC for consulting services.  Additionally, the Company agreed to issue up to 9.5 percent of the Company’s outstanding shares of common stock at a price of $0.10 per share under the terms of a stock option.  The option would expire on December 31, 2013.   LKB would also receive a monthly fee of $8,000 when, and if, the Company had such funds available to pay to LKB.  The term of the consulting agreement is twenty-four months.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2009, and December 31, 2008:

Fee Category	2009	2008
Audit Fees	$17,778	$18,500
Audit-related Fees	0	0
Tax Fees	1,031	2,039
All Other Fees	0	0
Total Fees	$18,809	$20,539

Audit fees.  Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or  engagements.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

SANGUINE CORPORATION

By:  /s/ Thomas C. Drees

 Date: April 12, 2010

     Thomas C. Drees, Ph.D., MBA, CEO

By: /s/ David E. Nelson

 Date: April 12, 2010

      David E. Nelson, CPA, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Date: April 12, 2010

By:  /s/Thomas C. Drees

Thomas C. Drees, Ph.D., MBA

CEO, President and Chairman of the

Board of Directors

Date: April 12, 2010

By: /s/ David E. Nelson

David E. Nelson, CPA

CFO and Director

Date: April 12, 2010

By: /s/ Edward L. Kunkel

Edward L. Kunkel, Director

SANGUINE CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm

 F - 3

Consolidated Balance Sheets

 F - 4

Consolidated Statements of Operations

 F - 6

Consolidated Statements of Shareholders’ Equity (Deficit)

F - 7

Consolidated Statements of Cash Flows

 F - 14

Notes to the Consolidated Financial Statements

 F - 16

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Sanguine Corporation and Subsidiary

(A Development Stage Company)

Pasadena, California

We have audited the accompanying consolidated balance sheets of Sanguine Corporation and Subsidiary (A Development Stage Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009, and for the period from inception of the development stage on January 18, 1990, through December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanguine Corporation and Subsidiary (A Development Stage Company) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, and for the period from inception of the development stage on January 18, 1990, through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Sanguine Corporation's internal control over financial reporting as of December 31, 2009, included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

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

/s/HJ & Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 12, 2010

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	December 31, 2009	December 31, 2008

CURRENT ASSETS

Cash	$1,928	$1,159
Prepaid expenses	167,701	111,375

Total Current Assets	169,629	112,534

PROPERTY AND EQUIPMENT, NET	716	1,194

OTHER ASSETS
Long term prepaid expenses	55,987	-

TOTAL ASSETS	$226,332	$113,728

 The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	December 31, 2009	December 31, 2008
CURRENT LIABILITIES

Accounts payable	$344,316	$319,851
Accrued interest	420	-
Related party payable	122,428	38,461
Notes payable	9,000	-
Accrued compensation	2,931	16,319

Total Current Liabilities	479,095	374,631

Total Liabilities	479,095	374,631

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized of $0.001 par value, no shares issued and outstanding, respectively	-	-
Common stock, 200,000,000 shares authorized of $0.001 par value, 6,682,072 and 5,164,572 shares issued and outstanding, respectively	6,682	5,165
Additional paid in capital	8,531,300	8,161,055
Preferred stock subscribed	25,000	-
Deficit accumulated during the development stage	(8,815,745)	(8,427,123)

Total Shareholders’ Equity (Deficit)	(252,763)	(260,903)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$226,332	$111,728

The accompanying notes are an integral part of these consolidated financial statements.

SANGINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

For the Year Ended December 31,		From Inception of the Development Stage on January 18, 1990 through December 31
2009	2008	2009

REVENUES	$-	$-	$191,762

OPERATING EXPENSES

Professional fees	343,957	1,063,417	5,053,473
Research and development	-	-	1,973,158
Selling, general and administrative	35,851	82,408	2,820,528

Total Operating Expenses	379,808	1,145,825	9,847,159

LOSS FROM OPERATIONS	(379,808)	(1,145,825)	(9,655,397)

OTHER INCOME (EXPENSE)

Interest income	2	688	40,195
Interest expense	(7,130)	(644)	(675,760)
Loss on cash deposit	-	-	(10,020)
Gain (loss) on foreign currency exchange	(1,686)	4,611	(17,396)
Gain on settlement of debt	-	5,726	1,502,633

Total Other Income (Expense)	(8,814)	10,381	839,652

NET LOSS	$(388,622)	$(1,135,444)	$(8,815,745)

BASIC LOSS PER SHARE	$(0.06)	$(0.22)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC	6,070,914	5,089,200

 The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount	Shares	Amount
Balance, January 18, 1990 Retroactive restated	-	$-	71,418	$71	$2,424,571	$-	$-	$(2,464,642)	$-
Net income from January 1, 1990 through January 1, 1991	-	-	-	-	-	-	-	73,917	-
Balance, December 31, 1991	-	-	71,418	71	2,424,571	-	-	(2,390,725)	-
Common stock issued for services provided at $0.001 per share	-	-	136	1	1	-	-	-	-
Contributed capital by officer	-	-	-	-	750	-	-	-	-
Net loss for the year ended December 31, 1992	-	-	-	-	-	-	-	(77,011)	-
Balance, December 31, 1992	-	-	71,554	72	2,425,322	-	-	(2,467,736)	-
Common stock issued to acquire 94% of outstanding stock of Sanguine Corporation	-	-	729,489	729	13,861	-	-	(14,590)	-
Common stock for cash at $4.31 per share	-	-	25,500	25	109,975	-	-	-	-
Net loss for the year ended December 31, 1993	-	-	-	-	-	-	-	(92,895)	-
Balance, December 31, 1993	-	-	826,543	826	2,549,158	-	-	(2,575,221)	-
Quasi-reorganization	-	-	-	-	(2,423,964)	-	-	2,423,964	-
Common stock for cash at $7.85 per share	-	-	9,550	10	74,990	-	-	-	-
Net loss for the year ended December 31, 1994	-	-	-	-	-	-	-	(230,779)	-
Balance, December 31, 1994	-	-	836,093	836	200,184	-	-	(382,036)	-
Common stock issued for debt and payables at $2.13 per share	-	-	60,800	61	129,203	-	-	-	-
Common stock issued for services at $2.50 per share	-	-	81,250	81	203,044	-	-	-	-
Balance Forward	-	$-	978,143	$978	$532,431	$-	$-	$(382,036)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount
Balance Forward	-	$-	978,143	$978	$532,431	$-	$-	$(382,036)	$-
Net loss for the year ended December 31, 1995	-	-	-	-	-	-	-	(366,843)	-
Balance, December 31, 1995	-	-	978,143	978	532,431	-	-	(748,879)	-
Common stock issued for cash at $5.00 per share	-	-	500	1	2,499	-	-	-	-
Common stock issued for debt and payables at $4.97 per share	-	-	16,275	16	80,915	-	-	-	-
Common stock issued for services at $0.02 per share	-	-	48,968	49	930	-	-	-	-
Net loss for the year ended December 31, 1996	-	-	-	-	-	-	-	(210,017)	-
Balance, December 31, 1996	-	-	1,043,886	1,044	616,775	-	-	(958,896)	-
Common stock issued for services at $1.87 per share	-	-	5,000	5	9,329	-	-	-	-
Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-	(166,212)	-
Balance, December 31, 1997	-	-	1,048,886	1,049	626,104	-	-	(1,125,108)	-
Common stock issued for cash at $2.00 per share	-	-	60,900	61	122,139	-	-	-	-
Common stock issued for debt and payables at $4.33 per share	-	-	12,000	12	53,115	-	-	-	-
Common stock issued for services at $2.33 per share	-	-	33,725	34	78,593	-	-	-	-
Shares canceled	-	-	(5,000)	(5)	5	-	-	-	-
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-	(366,439)	-
Balance, December 31, 1998	-	$-	1,150,511	$1,151	$879,956	$-	$-	$(1,491,547)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount	Shares	Amount
Balance, December 31, 1998	-	$-	1,150,511	$1,151	$879,956	$-	$-	$(1,491,547)	$-
Common stock issued for cash at $3.60 per share	-	-	2,639	3	9,497	-	-	-	-
Common stock issued for services at $2.00 per share	-	-	5,000	5	9,995	-	-	-	-
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-	(217,864)	-
Balance, December 31, 1999	-	-	1,158,150	1,159	899,448	-	-	(1,709,411)	-
Common stock issued for cash at $3.83 per share	-	-	165,913	166	635,154	-	-	-	-
Common stock issued for services at $5.26 per share	-	-	81,496	81	428,919	-	-	-	-
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(1,444,616)	-
Balance, December 31, 2000	-	-	1,405,559	1,406	1,963,521	-	-	(3,154,027)	-
Common stock issued for services at $5.00 per share	-	-	6,250	6	31,245	-	-	-	-
Common stock issued for services at $4.60 per share	-	-	3,750	4	17,246	-	-	-	-
Common stock issued for services at $2.52 per share	-	-	41,250	41	103,909	-	-	-	-
Common stock issued for services at $3.42 per share	-	-	2,500	3	8,547	-	-	-	-
Common stock issued for prepaid services at $4.60 per share	-	-	12,500	13	57,487	(57,500)	-	-	-
Common stock issued for commission of private placement of common stock	-	-	16,360	16	(16)	-	-	-	-
Balance Forward	-	$-	1,488,169	$1,489	$2,181,939	$(57,500)	$-	$(3,154,027)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock	Common Stock			Additional Paid-in Capital	Expenses Prepaid with Common Stock	Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount	Shares	Amount
Balance Forward	-	$-	1,488,169	$1,489	$2,181,939	$(57,500)	$-	$(3,154,027)	$-
Common stock issued for acquisition of subsidiary stock held by minority shareholders	-	-	42,010	42	(42)	-	-	-	-
Amortization of prepaid Expenses	-	-	-	-	-	43,125	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	(1,037,570)	-
Balance, December 31, 2001	-	-	1,530,179	1,531	2,181,897	(14,375)	-	(4,191,597)	-
Additional common stock issued for acquisition of subsidiary stock held by minority shareholders in prior year	-	-	3,502	3	(3)	-	-	-	-
Common stock issued for services at $1.20 and $3.20 per share	-	-	80,750	81	58,656	-	-	-	-
Warrants issued for services	-	-	-	-	989,956	-	-	-	-
Common stock issued for prepaid services at $1.14 per share	-	-	85,000	85	96,425	(96,510)	-	-	-
Common stock issued for Cash-less warrant exercise at $1.20 - $2.60 per share	-	-	25,000	25	103,600	-	-	-	-
Common stock issued for exercise of warrants for cash at $1.60 per share	-	-	15,500	16	24,784	-	-	-	-
Amortization of prepaid Expenses	-	-	-	-	-	14,375	-	-	-
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	(1,729,701)	-
Balance, December 31, 2002	-	$-	1,739,931	$1,741	$3,455,315	$(96,510)	$-	$(5,921,298)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock	Common Stock			Additional Paid-in Capital	Expenses Prepaid with Common Stock	Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	-	$-	1,739,931	$1,741	$3,455,315	$(96,510)	$-	$(5,921,298)	$-
Common stock issued for cash-less option exercise at $0.60 and $0.80 per share for services and prepaid services	-	-	31,250	31	23,969	(19,231)	-	-	-
Common stock issued for services at $0.60 - $2.20 per share	-	-	7,500	7	9,181	-	-	-	-
Common stock issued for debt at $0.60 and $0.40 per share	-	-	103,168	103	54,924	-	-	-	-
Common stock issued for debt and prepaid expenses at $1.60 per share	-	-	50,000	50	79,950	(62,943)	-	-	-
Amortization of prepaid Expenses	-	-	-	-	-	115,741	-	-	-
Net loss for the year ended December 31,2003	-	-	-	-	-	-	-	(324,531)	-
Balance, December 31, 2003	-	-	1,931,849	1,932	3,623,339	(62,943)	-	(6,245,829)	-
Common stock issued for cash-less option exercise at $1.20 and $1.60 per share for services	-	-	176,433	176	249,545	-	-	-	-
Common stock issued for services at $5.20 per share	-	-	7,500	8	38,992	62,943	-	-	-
Common stock issued for debt at $0.80 and $1.40 per share	-	-	1,665,125	1,665	1,351,062	-	-	-	-
Common stock issued for Cash at $1.60-$3.00 per share	-	-	162,057	162	329,128	-	-	-	-
Common stock issued for Cash-less warrant exercise at $0.001 per share	-	-	4,181	4	(4)	-	-	-	-
Net income for the year ended December 31, 2004	-	-	-	-	-	-	-	843,384	-
Balance, December 31, 2004	-	$-	3,947,145	$3,947	$5,592,062	$-	$-	$(5,402,445)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock	Common Stock			Additional Paid-in Capital	Expenses Prepaid with Common Stock	Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	-	$-	3,947,145	$3,947	$5,592,062	$-	$-	$(5,402,445)	$-
Common stock issued for services at $2.20-$6.00 per share	-	-	20,625	21	81,105	-	-	-	-
Common stock issued for Cash at $1.74 per share	-	-	59,663	60	104,000	-	-	-	-
Common stock issued for Debt reduction at $1.20 per share	-	-	8,000	8	9,592	-	-	-	-
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	(337,751)	-
Balance, December 31, 2005	-	-	4,035,433	4,036	5,786,759	-	-	(5,741,196)	-
Common stock issued for services at $2.40-$5.00 per share	-	-	36,250	36	143,776	-	-	-	-
Common stock issued for Cash at $1.60 per share	-	-	12,500	13	19,988	-	-	-	-
Common stock Subscribed	-	-	-	-	-	-	27,800	-	-
Contributed capital for Contributed interest on Notes payable	-	-	-	-	520	-	-	-	-
Loss on Foreign Currency Exchange	-	-	-	-	-	-	-	-	(2,570)
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(617,335)	-
Balance, December 31, 2006	-	-	4,084,183	4,085	5,951,043	-	27,800	(6,357,531)	(2,570)
Common stock issued for services at $1.80-$4.60 per share	-	-	20,625	21	61,166	-	-	-	-
Common stock issued for Cash at $1.20 per share	-	-	37,333	37	44,763	-	(27,800)	-	-
Common stock issued for Cash at $1.60 per share	-	-	62,500	63	99,937	-	-	-	-
Common stock issued for services per consulting agreement at $2.40 per share	-	-	250,000	250	599,750	-	-	-	-
Common stock issued for services per consulting agreement at $1.62 per share	-	-	333,750	333	540,342	-	-	-	-
Balance Forward	-	$-	4,788,391	$4,789	$7,297,001	$-	$-	$(6,357,531)	$(2,570)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock	Common Stock			Additional Paid-in Capital	Expenses Prepaid with Common Stock	Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount	Shares	Amount

Balance Forward	-	$-	4,788,391	$4,789	$7,297,001	$-	$-	$(6,357,531)	$(2,570)
Common stock issued for Cash at $1.00 per share	-	-	100,000	100	99,900	-	-	-	-
Contributed capital for options granted	-	-	-	-	380,605	-	-	-	-
Warrants extension	-	-	-	-	34,493	-	-	-	-
Adjustment to Unrealized Loss on Foreign Currency Exchange	-	-	-	-	-	-	-	-	2,570
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	(934,148)	-
Balance, December 31, 2007	-	-	4,888,391	$4,889	$7,811,999	$-	$-	$(7,291,679)	$-
Common stock issued for services per consulting agreement at $1.20-$2.50 per share	-	-	17,500	17	33,671	-	-	-	-
Common stock issued for services at $1.40 per share	-	-	25,000	25	34,975	-	-	-	-
Common stock issued for Cash at $1.20 per share	-	-	233,681	234	279,766	-	-	-	-
Contributed interest on Related party payables	-	-	-	-	644	-	-	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(1,135,444)	-
Balance, December 31, 2008	-	-	5,164,572	5,165	8,161,055	-	-	(8,427,123)	-
Common stock issued for services at $0.18-$1.40 per share	-	-	17,500	17	16,300	-	-	-	-
Contributed interest on Related party payables	-	-	-	-	6,709	-	-	-	-
Common stock issued for services per consulting agreement at $0.16- $0.17 per share	-	-	1,500,000	1,500	238,500	-	-	-	-
Stock options issued	-	-	-	-	108,736	-	-	-	-
Preferred stock subscribed	-	-	-	-	-	-	25,000	-	-
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	388,622	-
Balance, December 31, 2009	-	$-	6,682,072	$6,682	$8,531,300	$-	$25,000	$(8,815,745)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

For the Year Ended December 31,			From Inception of the Development Stage on January 18, 1990 through December 31,
2009		2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(388,622)	$(1,135,444)	$(8,815,745)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	477	373	6,280
Common stock issued for services	-	35,000	3,365,446
Contributed capital	6,709	645	7,874
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	(5,726)	(104,552)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of prepaid expenses and expenses prepaid with common stock	-	-	456,184
Warrant extension	-	-	34,493
Gain/Loss on foreign currency exchange	1,686	(4,611)	17,396
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	236,422	770,384	975,030
Increase (decrease) in accounts payable	106,746	(2,531)	744,801
Increase in accrued interest payable	420	-	547,699
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits`	-	-	45,000
Increase in accrued salaries	2,931	40,067	977,998
Net Cash Used by Operating Activities	(33,231)	(301,843)	(2,364,702)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	(895)	(6,995)
Net Cash Used by Investing Activities	-	(895)	(6,995)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	-	524,700
Proceeds from notes payable and notes payable- related party	9,000	8,461	231,600
Payments on notes payable and notes payable – related party	-	-	(15,400)
Proceeds from issuance of convertible debentures	-	-	40,000
Preferred stock subscription	25,000	-	25,000
Contributed capital	-	-	750
Common stock issued for cash	-	280,000	1,566,975
Net Cash Provided by Financing Activities	34,000	288,461	2,373,625

NET INCREASE (DECREASE) IN CASH	769	(14,277)	1,928
CASH AT BEGINNING OF PERIOD	1,159	15,436	-
CASH AT END OF PERIOD	$1,928	$1,159	$1,928

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

For the Year Ended December 31,		From Inception of the Development Stage on January 18, 1990 through December 31,
2009	2008	2009

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$1,700	$-	$1,700

NON-CASH ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$16,319	$33,688	$3,236,641
Contributed capital for interest contributed	$6,709	$645	$7,874
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$348,735	$-	$585,019
Common stock issued for debt	$-	$-	$2,822,067

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

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

December 31, 2009 and 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Basic Loss Per Share (continued)

The following table sets forth the computation of basic loss per share for the periods indicated:

	For the Years Ended December 31,
	2009	2008
Loss (numerator)	$(388,622)	$(1,135,444)
Shares (denominator)	6,070,914	5,089,200
Net loss per common share – basic and diluted	$(.06)	$(.22)

The Company’s outstanding stock options have been excluded from the 2009 basic net loss per share calculation as they are anti-dilutive.

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

December 31, 2009 and 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Income Taxes (Continued)

Net deferred tax liabilities asset consists of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:

Research and Development	$81,645	$81,645
NOL Carryover	857,302	748,530
Accrued Salaries	1,143	6,400
	940,090	836,575

Deferred tax liabilities:

Depreciation	(162)	(100)

Valuation allowance	(939,928)	(836,475)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008

Book Income	$(151,563)	$(442,200)
Depreciation	(663)	32
Stock for Services/Options Expense	98,569	378,463
Currency valuation	658	1,798
Meals and Entertainment	713	2,105
Accrued compensation	(5,221)	(9,210)
Other	2,939	-
Change in valuation allowance	54,568	69,012
	$-	$-

At December 31, 2009, the Company had net operating loss carryforwards of approximately $2,200,000 that may be offset against future taxable income from the year 2010 through 2029.  No tax benefit has been reported in the December 31, 2009 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

December 31, 2009 and 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Income Taxes (Continued)

The Company files income tax returns in the U.S. federal jurisdiction, and the states of California and Nevada.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

The company had an outstanding tax liability to the state of California for the years ended 2003, 2004, 2005, and 2006.  The amount of the liability was $9,864 and was paid during 2008.

Included in the balance at December 31, 2009 and 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

g.  Development Stage

The Company is considered a development stage Company.  The Company is devoting substantially all of its efforts to research and development and obtaining financing.  Principal operations have not commenced and no significant revenues have been derived from operations since inception.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

h.  Property and Equipment

Property and equipment are stated at cost.  Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred.  Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives, which range between 3 to 5 years.  Fixed assets and related accumulated depreciation are as follows:

	December 31 2009	December 31 2008
Furniture and fixtures	$2,386	$2,386

Accumulated depreciation	(1,670)	(1,192)

Total Fixed Assets	$716	1,194

Depreciation expense for the years ended December 31, 2009 and 2008, amounted to $477 and $373,

respectively.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

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

In May 2009, the Financial Accounting Standards Board issued ASC Topic 855 “Subsequent Events”, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles with a required adoption date of June 30, 2009. ASC Topic 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. We adopted ASC Topic 855 as of the required effective date.

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

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  k.  Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

l. Stock Options

The Company measures and records compensation cost relative to employee stock option costs at fair market value based on the fair value of the equity or liability instruments issued.

m.  Valuation of Options and Warrants

The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (2) the date the counterparty’s performance is complete.  Options and warrants are revalued in situations where they are granted prior to the completion of the performance.

n.  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  From time to time the Company carries cash balances at a single financial institution in excess of the federally insured maximum of $250,000

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related party payables at December 31, 2009 and 2008 represents amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $122,428 and $38,461, respectively.   Interest of 6% and 15% was computed on the balance of the related party payable and recorded as additional paid in capital.

NOTE 3 -

COMMITMENTS AND CONTINGENCIES

During February 1994, the Company entered into a lease for office space in Pasadena, California.  The lease has been extended through October 2010 with monthly rent payments of $861 with annual increases.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 3 -

COMMITMENTS AND CONTINGENCIES (continued)

Future minimum lease payments under this non-cancelable operating lease are $8,610 through October 2010.

Rent expense was $10,641 and $14,550 for the years ended December 31, 2009 and 2008, respectively.

Employment Agreements

Beginning the quarter ended September 30, 2004, the CEO, CFO and Vice President are each entitled to receive 625 shares of common stock of the company which are considered to be restricted securities. Such compensation is to be paid quarterly.  As of December 31, 2009 and 2008, a total of $2,931 and $16,319 in salaries has been accrued, respectively.

NOTE 4 -

EQUITY TRANSACTIONS

During the year ended December 31, 2009 the Company received three subscriptions to purchase a total of 25,000 shares of preferred stock at $1 per share for total proceeds of $25,000.  As of year end, no shares have been issued.

During 2009, the Company issued 1,000,000 shares to LKB Partners, LLC for consulting services.  Additionally, the Company agreed to issue up to 9.5 percent of the Company’s outstanding shares of common stock at a price of $0.10 per share under the terms of a stock option.  The option would expire on December 31, 2013.   LKB would also receive a monthly fee of $8,000 when, and if, the Company had such funds available to pay to LKB.  The term of the consulting agreement is twenty-four months.

The Company also entered into a consulting agreement with Gary Corderman.  Under the terms of the agreement, Mr. Corderman received 500,000 shares of the Company’s common stock along with a monthly consulting fee of $4,000 if the Company has the funds to pay.  If the Company does not have the funds to pay Mr. Corderman, he will receive the $4,000 in shares of the Company.  The term of the agreement is for twelve months.

During the year ended December 31, 2008 the Company completed a one for twenty reverse split of its issued and outstanding shares of common stock.  The financial statements have been adjusted to give retroactive recognition of this reverse split.  The Company also approved the addition of 10,000,000 shares of preferred stock.  No shares of preferred stock have been issued.  The Company in 2009, authorized a class of preferred stock entitled 2009 Series A Convertible Preferred Stock with 250,000 shares of preferred stock reserved for issuance under such series.  The Series A Convertible Preferred Stock converts into shares of common stock at the rate of 6 2/3 shares of common stock for every one share of preferred stock held.  The Series A Convertible Preferred Stock has no voting or dividend preferences.

Also during the year ended December 31, 2008, the Company issued 4,666,667 shares of common stock valued at $280,000.  The Company retained an investor relation firm which was paid $20,000 and issued 500,000 shares of our common stock valued at $35,000.  The term of the agreement is for one year.  The Company also issued 350,000 shares in payment of previously accrued compensation valued at $33,678.

Common stock issued for services, prepaid services and cash-less option exercises have been accounted for at the fair market value of the securities on the date of issue.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 5 -

STOCK OPTIONS AND WARRANTS

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2009 and 2008 and changes during the years then ended is presented below:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	-	$-	36,157	$1.60
Granted	-	-	-	-
Expired/Cancelled	-	-	(36,157)	(1.60)
Exercised	-	-	-	-

Outstanding end of year	-	$-	-	$-

Exercisable	-	$-	-	$-

In May 2009, we issued 1,000,000 shares to LKB Partners, LLC for consulting services.  Additionally, the Company agreed to issue up to 9.5 percent of the Company’s outstanding shares of common stock at a price of $0.10 per share under the terms of a stock option resulting in 701,433 shares.  The option would expire on December 31, 2013.   LKB would also receive a monthly fee of $8,000 when, and if, the Company had such funds available to pay to LKB.  The term of the consulting agreement is twenty-four months.

A summary of the status of the Company’s outstanding stock options as of December 31, 2009 and December 31, 2008 and changes during the periods then ended is presented below:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	250,000	$1.20	250,000	$1.20
Granted	701,433	0.10	-	-
Expired/Cancelled	(250,000)	1.20	-	-
Exercised	-	-	-	-

Outstanding end of year	701,433	$0.10	250,000	$1.20

Exercisable	701,433	$0.10	250,000	$1.20

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 5 -

STOCK OPTIONS AND WARRANTS (continued)

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2009
$0.00-0.10	701,433	4	701,433
	701,433		701,433

NOTE 7 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses, which have resulted in an accumulated deficit of $8,815,745 at December 31, 2009 which raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  The Company’s management has taken certain steps to maintain its operating and financial requirements in an effort to enable the Company to continue as a going concern until such time that revenues are sufficient to cover expenses, including:

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

NOTE 8 -

SUBSEQUENT EVENTS

Subsequent to year end, we issued 25,000 shares of our preferred stock in fulfillment of subscriptions received prior to December 31, 2009.  The sale was for total proceeds of $25,000.  The shares were sold to three investors.  The preferred stock is convertible into 6 2/3 shares of common stock per preferred share. As such the preferred stock is convertible into approximately 166,667 shares of common stock.