Form 10-Q
period 2010-03-31
SANGUINE CORP
filed 2010-05-20
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

6,682,072 shares of $0.001 par value common stock on May 17, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sanguine Corporation

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2010

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS

Cash	$2,110	$1,928
Prepaid expenses	173,333	167,701

Total Current Assets	175,443	169,629

PROPERTY AND EQUIPMENT, NET	597	716

OTHER ASSETS
Long term prepaid expenses	22,394	55,987

TOTAL ASSETS	$198,434	$226,332

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	March 31, 2010	December 31, 2009
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$340,077	$344,316
Accrued interest	578	420
Related party payable	138,014	122,428
Notes payable	9,000	9,000
Accrued compensation	3,762	2,931

Total Current Liabilities	491,431	479,095

Total Liabilities	491,431	479,095

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized of $0.001 par value, 25,000 and 0 shares issued and outstanding, respectively	25	-
Common stock, 200,000,000 shares authorized of $0.001 par value, 6,682,072 and 6,682,072 shares issued and outstanding, respectively	6,682	6,682
Additional paid in capital	8,558,911	8,531,300
Preferred stock subscribed	8,500	25,000
Deficit accumulated during the development stage	(8,867,115)	(8,815,745)

Total Shareholders’ Equity (Deficit)	(292,997)	(252,763)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$198,434	$226,332

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31
	2010	2009	2010
REVENUES	$-	$-	$191,762

OPERATING EXPENSES

Professional fees	47,355	57,789	5,100,828
Research and development	-	-	1,973,158
Selling, general and administrative	7,245	8,264	2,827,773

Total Operating Expenses	54,600	68,053	9,901,759

LOSS FROM OPERATIONS	(54,600)	(68,053)	(9,709,997)

OTHER INCOME (EXPENSE)

Interest income	-	2	40,195
Interest expense	(2,794)	(989)	(678,554)
Gain (loss) on foreign currency exchange	6,024	6,546	(11,372)
Loss on cash deposit	-	-	(10,020)
Gain on settlement of debt	-	-	1,502,633

Total Other Income (Expense)	3,230	5,559	842,882

NET LOSS BEFORE PROVISION FOR INCOME TAX	(51,370)	(62,494)	(8,867,115)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$(51,370)	$(62,494)	$(8,867,115)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC AND DILUTED	6,682,072	5,164,572

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31
(Unaudited)	2010	2009	2010
Net loss	$(51,370)	$(62,494)	$(8,867,115)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	119	120	6,399
Common stock issued for services	-	-	3,365,446
Contributed capital	2,636	989	10,510
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	-	(104,552)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of prepaid expenses and expenses prepaid with common stock	-	-	456,184
Warrant extension	-	-	34,493
Gain (loss) on foreign currency exchange	(6,024)	(6,546)	11,372
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	27,961	30,375	1,002,991
Increase in accounts payable and related party payables	17,371	20,742	762,172
Increase in accrued interest payable	158	-	547,857
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits	-	-	45,000
Increase in accrued salaries	831	875	978,829
Net Cash Used by Operating Activities	(8,318)	(15,939)	(2,373,020)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,995)
Net Cash Used by Investing Activities	-	-	(6,995)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	-	524,700
Proceeds from notes payable and notes payable- related party	-	15,116	231,600
Payments on notes payable and notes payable – related party	-	-	(15,400)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Preferred stock subscription	8,500	-	33,500
Common stock issued for cash	-	-	1,566,975
Net Cash Provided by Financing Activities	8,500	15,116	2,382,125
NET INCREASE (DECREASE) IN CASH	182	(823)	2,110
CASH AT BEGINNING OF PERIOD	1,928	1,159	-
CASH AT END OF PERIOD	$2,110	$336	$2,110

                                        The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                                   6

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31
2010	2009	2010

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$800	$-	$2,500

NON-CASH FINANCING ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$-	$-	$3,236,641
Contributed capital for interest contributed	$2,636	$989	$10,510
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$-	$-	$585,019
Common stock issued for debt	$-	$-	$2,822,067

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2010 and December 31, 2009

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

March 31, 2010 and December 31, 2009

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

NOTE 4 -

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2010 and December 31, 2009

NOTE 5 -

STOCK WARRANTS AND OPTIONS

The Company had no outstanding stock warrants during the three months ended March 31, 2010, and the year  ended December 31, 2009.  A summary of the status of the Company’s outstanding stock options as of March 31, 2010 and December 31, 2009 and changes during the periods then ended is presented below:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	701,433	$.10	250,000	$1.20
Granted	-	-	701,433.10
Expired/Cancelled	-	-	(250,000)	(1.20)
Exercised	-	-	-	-

Outstanding end of year	701,433	$.10	701,433	$.10

Exercisable	701,433	$.10	701,433	$.10

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Number Exercisable at March 31,2010
$.10	701,433	3.75	701,433
	701,433		701,433

NOTE 6 -

EQUITY TRANSACTIONS

During the three months ended March 31, 2010 the Company received a subscription to purchase a total of 8,500 shares of preferred stock at $1 per share for total proceeds of $8,500.  As of March 31, 2010, none of these preferred shares were issued.

During the quarter, we issued 25,000 shares of our 2009 Series A convertible preferred stock in fulfillment of subscriptions received in the prior year.  The sale was for total proceeds of $25,000.  The shares were sold to three investors.  The preferred stock is convertible into 6 2/3 shares of common stock per preferred share. As such the preferred stock is convertible into approximately 166,667 shares of common stock.

NOTE 7 -

RELATED PARTY TRANSACTION

Related party payables at March 31, 2010 and December 31, 2009 represent amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $138,014 and $122,428, respectively.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2010 and December 31, 2009

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent event per the requirements of ASC topic 855 and has determined that there are no reportable subsequent events.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2010 and 2009, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2009.

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

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Under ASC Topic 740, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

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

Results of Operations

The Company continues to not have revenues as it focuses on the development of its products.  As such, the Company has not had revenue in either the quarter ended March 31, 2010 or 2009.  We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

We realized a net loss of $51,370 for the quarter ended March 31, 2010, and a net loss of $62,494 for the quarter ended March 31, 2009.  Most of our expense related to professional fees for the quarter ended March 31, 2010 and were paid for with shares of our common stock.  For the quarter ended March 31, 2009, most of our expenses also related to professional fees.  Since we have no revenue, we have had to rely on stock sales and loans to fund our operations and continue to increase our payables since we do not have the funds to pay all of our expenses.

With the focus the last three months on evaluating our business model, our research and development expenses were $0 for the quarter ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2010, we had $2,110 in cash and $173,333 in prepaid expenses related to prepayment of consulting fees, with $491,431 in current liabilities. Our cash position is not sufficient to cover our accounts payable or other current liabilities with working capital at March 31, 2010, of negative $315,988.  If prepaid expenses are removed from current assets, our working capital position is even worse with $489,321 in negative working capital.   Since the end

of the quarter, our cash position has worsened as we paid ongoing expenses. As such we will be dependent on our ability to raise additional debt or equity capital to be able to cover current liabilities.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended March 31, 2010.

Forward-looking Statements

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In October 2009, we sold 20,000 shares of our preferred stock.  The sale was for proceeds of $20,000.  The shares were sold to two investors.  The preferred stock is convertible into 6 2/3 shares of common stock per preferred stock.  As such the preferred stock is convertible into approximately 133,333 shares of common stock.  During the three months ended March 31, 2010, the Company received a subscription to purchase a total of 8,500 shares of preferred stock at $1 per share for total proceeds fo$8,500.  As of March 31, 2010, none of these preferred shares were issued.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Removed and Reserved

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

Date: May 20, 2010

By: /s/ Thomas C. Drees

Thomas C. Drees, Ph.D., MBA

CEO and Chairman of the

Board of Directors

Date: May 20, 2010

By: /s/ David E. Nelson

David E. Nelson, CPA

CFO and Director