Form 10-Q
period 2010-06-30
SANGUINE CORP
filed 2010-08-16
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

6,682,072 shares of $0.001 par value common stock on August 12, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sanguine Corporation

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2010

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Balance Sheets

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS

Cash	$1,329	$1,928
Prepaid expense	123,171	167,701

Total Current Assets	124,500	169,629

PROPERTY AND EQUIPMENT, NET	552	716

Long term prepaid expense	-	55,987

TOTAL ASSETS	$125,052	$226,332

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	June 30, 2010	December 31, 2009
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$336,668	$344,316
Related party payable	160,906	122,428
Accrued interest	735	420
Notes payable	9,560	9,000
Accrued compensation	5,075	2,931

Total Current Liabilities	512,944	479,095

Total Liabilities	512,944	479,095

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT

Preferred stock, 10,000,000 shares authorized of $0.001 par value, 25,000 and 0 shares issued and outstanding, respectively	25	-
Common stock, 10,000,000 shares authorized of $0.001 par value, 6,682,072 and 6,682,072 shares issued and outstanding, respectively	6,682	6,682
Additional paid in capital	8,561,812	8,531,300
Preferred stock subscribed	8,500	25,000
Deficit accumulated during the development stage	(8,964,911)	(8,815,745)

Total Shareholders’ Deficit	(387,892)	(252,763)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$125,052	$226,332

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception of the Development Stage on January 18, 1990 through June 30,
	2010	2009	2010	2009	2010
REVENUES	$-	$-	$-	$-	$191,762

OPERATING EXPENSES

Professional fees	96,967	74,664	144,322	134,453	5,197,795
Research and development	-	-	-	-	1,973,158
Selling, general and administrative	7,164	14,606	14,405	22,870	2,834,933

Total Operating Expenses	104,131	89,270	158,727	157,323	10,005,886

LOSS FROM OPERATIONS	(104,131)	(89,270)	(158,727)	(157,323)	(9,814,124)

OTHER INCOME (EXPENSE)

Interest income	-	-	-	2	40,195
Interest expense	(3,058)	(1,628)	(5,852)	(2,617)	(681,612)
Gain (loss) on foreign currency exchange	9,389	(6,185)	15,413	361	(1,983)
Loss on cash deposit	-	-	-	-	(10,020)
Gain on settlement of debt	-	-	-	-	1,502,633

Total Other Income (Expense)	6,331	(7,813)	9,561	(2,254)	849,213

NET LOSS BEFORE PROVISION FOR INCOME TAX	(97,800)	(97,083)	(149,166)	(159,577)	(8,964,911)

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Operations - continued

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception of the Development Stage on January 18, 1990 through June 30,
	2010	2009	2010	2009	2010
PROVISON FOR INCOME TAX	-	-	-	-	-

NET LOSS	$(97,800)	$(97,083)	$(149,166)	$(159,577)	$(8,964,911)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC AND DILUTED	6,682,072	5,731,550	6,682,072	5,449,627

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended		From Inception of the Development Stage on January 18, 1990 through
	2010	2009	2010
Net loss	$(149,166)	$(159,577)	$(8,964,911)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	164	239	6,444
Common stock issued for services	-	-	3,365,446
Contributed capital	5,537	2,511	13,411
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	-	(104,552)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of prepaid expenses and expenses prepaid with common stock	-	-	456,184
Warrant extension	-	-	34,493
Loss on foreign currency exchange	(15,413)	(361)	1,983
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	100,517	78,614	1,075,547
Increase in accounts payable and related party payables	7,765	67,265	752,566
Increase in accrued interest payable	315	105	548,014
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits`	-	-	45,000
Increase (decrease) in warrant liability	-	-	-
Increase (decrease) in accrued salaries	2,144	1,356	980,142
Net Cash Used by Operating Activities	(48,137)	(9,848)	(2,412,839)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,995)
Net Cash Used by Investing Activities	-	-	(6,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	-	524,700
Proceeds from notes payable and notes payable- related party	39,038	9,000	270,638
Payments on notes payable and notes payable – related party	-	-	(15,400)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Proceeds from preferred stock subscription	8,500	-	33,500
Common stock issued for cash		-	1,566,975
Net Cash Provided by Financing Activities	47,538	9,000	2,421,163

NET INCREASE (DECREASE) IN CASH	(599)	(848)	1,329
CASH AT BEGINNING OF PERIOD	1,928	1,159	-
CASH AT END OF PERIOD	$1,329	$311	$1,329

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

For the Six Months Ended June 30,		From Inception of the Development Stage on January 18, 1990 through June 30,
2010	2009	2010

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$800	$-	$-

NON-CASH ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$-	$-	$3,220,322
Contributed capital for interest contributed	$5,537	$2,511	$3,676
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$-	$348,735	$585,019
Common stock issued for debt	$-	$-	$2,822,067

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2010 and December 31, 2009

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-KSB.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

June 30, 2010 and December 31, 2009

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

NOTE 4 -

STOCK WARRANTS AND OPTIONS

The Company had no outstanding stock warrants during the three months ended June 30, 2010, and the year  ended December 31, 2009.  A summary of the status of the Company’s outstanding stock options as of June 30, 2010 and December 31, 2009 and changes during the periods then ended is presented below:

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2010 and December 31, 2009

NOTE 4 -

STOCK WARRANTS AND OPTIONS (continued)

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Number Exercisable at June 30,2010
$.10	701,433	3.50	701,433
	701,433		701,433

NOTE 5 -

RELATED PARTY TRANSACTIONS

Related party payables at June 30, 2010 and December 31, 2009  represent amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $160,906 and $122,428, respectively.

NOTE 6 -

SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has determined that there are no reportable subsequent events.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month periods ended June 30, 2010 and 2009, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2009.

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

We account for income taxes in accordance with ASC Topic 740.  Under ASC Topic 740, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.

Plan of Operation.

We have not commenced planned principal operations, but have made progress, in formulation and stability testing. We are moving forward with testing of our product and seeking industry partners to assist in defraying the costs of testing.  Additionally, we are looking to start selling some of our product for use in research by labs around the country.  These efforts will be dependent on additional financing.  We have had communications with several labs and are in the process of investigating potential material supply contracts with such labs.  These contracts will allow us to start receiving potential revenues which would then be applied to further development and testing of our proposed products.

Patents

Presently, we do not have any patents on our technology or processes.  Our prior patents have not been renewed and we are in the process of filing new patents on the new processes and formulas.  At this time, we cannot say if these applications will be successful.  Additionally, without additional funding, we will not be able to complete the patent process.

Results of Operations

The Company continues to not have revenues as it focuses on the development of its products.  As such, the Company has not had revenue in either the quarter ended June 30, 2010 or 2009.  We had no material operations, except the research and development activities related to our subcontracted research and development of our product, PHER-O2.

We realized a net loss of $97,800 for the quarter ended June 30, 2010, and a net loss of $97,083 for the quarter ended June 30, 2009.  For the six months ended June 30, 2010 and 2009, we had a net loss of $149,166 and $159,577, respectively. Most of our expense related to professional fees for the quarter ended June 30, 2010 and were paid for with shares of our common stock.  For the quarter ended June 30, 2009, most of our expenses also related to professional fees.  Since we have no revenue, we have had to rely on stock sales and loans to fund our operations and continue to increase our payables since we do not have the funds to pay all of our expenses.

With the focus the last three months on evaluating our business model, our research and development expenses were $0 for the quarter ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had $1,329 in cash and $123,171 in prepaid expenses related to prepayment of consulting fees, with $512,944 in current liabilities. Our cash position is not sufficient to cover our accounts payable or other current liabilities with working capital at June 30, 2010, of negative $388,444.  If prepaid expenses are removed from current assets, our working capital position is even worse with $511,615 in negative working capital.   Since the end of the quarter, our cash position has worsened as we paid ongoing expenses. As such we will be dependent on our ability to raise additional debt or equity capital to be able to cover current liabilities.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended June 30, 2010.

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

Item 4.  Controls and Procedures.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In October 2009, we sold 20,000 shares of our preferred stock.  The sale was for proceeds of $20,000.  The shares were sold to two investors.  The preferred stock is convertible into 6 2/3 shares of common stock per preferred stock.  As such the preferred stock is convertible into approximately 133,333 shares of common stock.  During the three months ended  March 31, 2010, the Company received a subscription to purchase a total of 8,500 shares of preferred stock at $1 per share for total proceeds fo$8,500.  As of June 30, 2010, none of these preferred shares were issued.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Date: August 16, 2010

By: /s/ Thomas C. Drees

Thomas C. Drees, Ph.D., MBA

CEO and Chairman of the

Board of Directors

Date: August 16, 2010

By: /s/ David E. Nelson

David E. Nelson, CPA

CFO and Director