Form 10-Q
period 2010-09-30
SANGUINE CORP
filed 2010-11-19
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

6,682,072 shares of $0.001 par value common stock on November 16, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sanguine Corporation

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2010

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Balance Sheets

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS

Cash	$46,495	$1,928
Prepaid expense	89,579	167,701

Total Current Assets	136,074	169,629

PROPERTY AND EQUIPMENT, NET	507	716

Long term prepaid expense	-	55,987

TOTAL ASSETS	$136,581	$226,332

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	September 30, 2010	December 31, 2009
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$328,735	$344,316
Related party payable	176,375	122,428
Accrued interest	1,126	420
Notes payable	29,000	9,000
Accrued compensation	6,518	2,931

Total Current Liabilities	541,754	479,095

Total Liabilities	541,754	479,095

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT

Preferred stock, 10,000,000 shares authorized of $0.001 par value, 25,000 and 0 shares issued and outstanding, respectively	25	-
Common stock, 10,000,000 shares authorized of $0.001 par value, 6,682,072 and 6,682,072 shares issued and outstanding, respectively	6,682	6,682
Additional paid in capital	8,564,565	8,531,300
Preferred stock subscribed	83,500	25,000
Deficit accumulated during the development stage	(9,059,945)	(8,815,745)

Total Shareholders’ Deficit	(405,173)	(252,763)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$136,581	$226,332

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception of the Development Stage on January 18, 1990 through September 30,
	2010	2009	2010	2009	2010
REVENUES	$4,970	$-	$4,970	$-	$196,732
COST OF SALES	6,600	-	6,600	-	6,600
GROSS PROFIT (LOSS)	(1,630)	-	(1,630)	-	190,132

OPERATING EXPENSES
Professional fees	65,999	115,984	210,321	250,437	5,263,794
Research and development	-	-	-	-	1,973,158
Selling, general and administrative	14,658	5,305	29,063	28,176	2,849,591
Total Operating Expenses	80,657	121,289	239,384	278,613	10,086,543
LOSS FROM OPERATIONS	(82,287)	(121,289)	(241,014)	(278,613)	(9,896,411)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	2	40,195
Interest expense	(3,144)	(1,993)	(8,996)	(4,610)	(684,756)
Gain (loss) on foreign currency exchange	(9,603)	(4,006)	5,810	(3,645)	(11,586)
Loss on cash deposit	-	-	-	-	(10,020)
Gain on settlement of debt	-	-	-	-	1,502,633
Total Other Income (Expense)	(12,747)	(5,999)	(3,186)	(8,253)	836,466

NET LOSS BEFORE PROVISION FOR INCOME TAX	(95,034)	(127,288)	(244,200)	(286,866)	(9,059,945)
PROVISON FOR INCOME TAX	-	-	-	-	-

NET LOSS	$(95,034)	$(127,288)	$(244,200)	$(286,866)	$(9,059,945)
BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC AND DILUTED	6,682,072	6,682,072	6,682,072	5,864,957

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,		From Inception of the Development Stage on January 18, 1990 through September 30,
	2010	2009	2010
Net loss	$(244,200)	$(286,866)	$(9,059,945)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	209	359	6,489
Common stock issued for services	-	-	3,365,446
Contributed capital	8,289	4,346	16,163
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	-	(104,552)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of prepaid expenses and Expenses prepaid with common stock	-	-	456,184
Warrant extension	-	-	34,493
(Gain) Loss on foreign currency exchange	(5,810)	3,645	11,586
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	134,109	162,579	1,109,139
Increase in accounts payable and related party payables	44,176	88,338	788,977
Increase in accrued interest payable	706	263	548,405
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits`	-	-	45,000
Increase (decrease) in warrant liability	-	-	-
Increase (decrease) in accrued salaries	3,587	1,969	981,585
Net Cash Used by Operating Activities	(58,933)	(25,367)	(2,423,636)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,995)
Net Cash Used by Investing Activities	-	-	(6,995)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	-	524,700
Proceeds from notes payable and notes payable- related party	27,500	9,000	259,100
Payments on notes payable and notes payable – related party	(7,500)	-	(22,900)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Proceeds from preferred stock subscription	83,500	20,000	108,500
Common stock issued for cash		-	1,566,975
Net Cash Provided by Financing Activities	103,500	29,000	2,516,163
NET INCREASE (DECREASE) IN CASH	44,567	3,633	46,495
CASH AT BEGINNING OF PERIOD	1,928	1,159	-
CASH AT END OF PERIOD	$46,495	$4,792	$46,495

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

For the Nine Months Ended September 30,		From Inception of the Development Stage on January 18, 1990 through September 30,
2010	2009	2010

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$800	$-	$800

NON-CASH ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$-	$16,819	$3,220,322
Contributed capital for interest contributed	$8,289	$4,346	$6,428
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$-	$348,735	$585,019
Common stock issued for debt	$-	$-	$2,822,067

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2010 and December 31, 2009

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-KSB.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2010 and December 31, 2009

NOTE 2 -

ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2010 and December 31, 2009

NOTE 4 -

STOCK WARRANTS AND OPTIONS

The Company had no outstanding stock warrants during the nine months ended September 30, 2010, and the year  ended December 31, 2009.  A summary of the status of the Company’s outstanding stock options as of September 30, 2010 and December 31, 2009 and changes during the periods then ended is presented below:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	701,433	$.10	250,000	$1.20
Granted	-	-	701,433.10
Expired/Cancelled	-	-	(250,000)	(1.20)
Exercised	-	-	-	-

Outstanding end of year	701,433	$.10	701,433	$.10

Exercisable	701,433	$.10	701,433	$.10

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Number Exercisable at September 30,2010
$.10	701,433	3.25	701,433
	701,433		701,433

NOTE 5 -

RELATED PARTY TRANSACTIONS

Related party payables at September 30, 2010 and December 31, 2009  represent amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $176,375 and $122,428, respectively.

NOTE 6 -

SUBSEQUENT EVENTS

Subsequent to September 30, 2010, the Company received $50,000 in a stock subscription agreement to subscribe for 50,000 shares of Series A Convertible Preferred Stock at a price of $1 per share.  In November 2010, the board approved the issuance of 125,000 shares of the Series A Convertible Preferred Stock in fulfillment of a portion of the $83,500 in subscription disclosed on the balance sheet as well as the 50,000 shares in this footnote.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month periods ended September 30, 2010 and 2009, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2009.

The Company’s accounting policies are more fully described in Note 1 of the consolidated financial statements included in our Form 10K for the year ended December 31, 2009.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions.  The Company believes that the following addresses the Company’s most critical accounting policies.

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

Results of Operations

The Company had sales of $4,970 during the quarter ended September 30, 2010.  The Company continues to focus on the development of its products.  As such, the Company has not had substantial revenue in either the quarter ended September 30, 2010 or 2009, having had no revenues in 2009.  We continue to focus on the research and development activities related to our PHER-O2 and are focusing more on its use in research labs around the world.

In accordance with the Company’s development plan, during the third quarter the Company teamed with VCURES, a collaboration of medical researchers, physicians and engineers at Virginia Commonwealth University created to address survival rates of trauma patients, to assist in the pre-clinical advancement of PHER-O2. It is the Company’s intent during the fourth quarter, as part of financing obtained during the third quarter, to complete the preparation and submission of a 510k application to the US FDA for PHER-02 as a medical device.

We realized a net loss of $95,034 for the quarter ended September 30, 2010, and a net loss of $127,288 for the quarter ended September 30, 2009.  For the nine months ended September 30, 2010 and 2009, we had a net loss of $244,200 and $286,866, respectively. Most of our expense related to professional fees for the quarter ended September 30, 2010.  For the quarter ended September 30, 2009, most of our expenses also related to professional fees.  Since we have limited revenues, we have had to rely on stock sales and loans to fund our operations and continue to increase our payables since we do not have the funds to pay all of our expenses.

With the focus the last three months on evaluating our business model, our research and development expenses were $0 for the quarter ended September 30, 2010.   However, as we move more to selling products to labs around the country, our selling, general and administrative expenses have been increasing.  For the quarter ended September 30, 2010, our selling, general and administrative expenses were $14,658 compared to $5,305 for the same period in 2009. For the nine moths ended September 30, 2010, our selling, general and administrative expenses were $29,063 compared to $28,176 for the same period in 2009.  We are hopeful these selling efforts are paying off and hope to be able to start shipping product to labs around the country in the upcoming quarters.

Liquidity and Capital Resources

As of September 30, 2010, we had $46,495 in cash and $89,579 in prepaid expenses related to prepayment of consulting fees, with $541,754 in current liabilities. Our cash position is not sufficient to cover our accounts payable or other current liabilities with working capital at September 30, 2010, of negative $405,680.  If prepaid expenses are removed from current assets, our working capital position is even worse with $495,259 in negative working capital.  Since the end of the quarter, our cash position has worsened as we paid ongoing expenses. As such we will be dependent on our ability to raise additional debt or equity capital to be able to cover current liabilities.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended September 30, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Small Reporting Company

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Management believes, however, that our controls do provide reasonable assurances.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In October 2009, we sold 20,000 shares of our preferred stock.  The sale was for proceeds of $20,000.  The shares were sold to two investors.  The preferred stock is convertible into 6 2/3 shares of common stock per preferred stock.  As such the preferred stock is convertible into approximately 133,333 shares of common stock.  During the three months ended  March 31, 2010, the Company received a subscription to purchase a total of 8,500 shares of preferred stock at $1 per share for total proceeds fo$8,500.  As of September 30, 2010, none of these preferred shares were issued. In November 2010, the board of directors of the Company accepted subscriptions for the purchase of shares of our Series A Preferred Stock with a purchase price of $125,000.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Removed and Reserved

ITEM 5.  Other Information.

In July 2010, we entered into a loan agreement with Wharton Capital, LLC which is affiliated with Frank Marra. Wharton loaned the company $27,500 to fund short term cash needs under the terms of the loan which is to be paid back in four installments through March 1, 2011.  At this time, we have not been able to repay the loan under its terms but have not received notice of default from Wharton.  The loan interest rate is seven percent per annum and is secured by 250,000 shares of our common stock.

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

10.3

Loan Agreement – Wharton Capital, LC

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

Sanguine Corporation

(Registrant)

Date: November 19, 2010

By: /s/ Thomas C. Drees

Thomas C. Drees, Ph.D., MBA

CEO and Chairman of the

Board of Directors

Date: November 19, 2010

By: /s/ David E. Nelson

David E. Nelson, CPA

CFO/Principal Financial Officer and Director