Form 10-K
period 2010-12-31
SANGUINE CORP
filed 2011-04-15
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2010

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

Issuer's telephone number, including area code: (678) 352-9060

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

Yes [   ]   No [ X]

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:   The average between the bid and ask price as of June 30, 2010, the end of the Registrant second fiscal quarter was $0.31, giving the shares held by non-affiliates a market value of approximately $771,165.92.  There are approximately 2,487,632 shares of common voting stock of the Issuer beneficially owned by non-affiliates.

As of March 31, 2011, the Registrant had 6,704,572shares of common stock issued and outstanding.

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

Business.

Business.

Through the operations of our subsidiary, SGN LifeSciences we are dedicated to discovering, developing and commercializing novel biotechnologies that demonstrate significant potential for medical breakthroughs.  The company is keenly focused on the development and commercialization of perfluorocarbon based therapeutic oxygen carriers. Its lead product, PHER-02, is an intravenous perfluorocarbon emulsion that is highly efficient at dissolving and delivering oxygen to the tissues. We believe that such properties will make PHER-02 an ideal product for the treatment of a myriad of medical conditions with high morbidity and/or mortality directly resulting from a lack of oxygen at the cellular level. Our philosophy is to develop products that have a sound scientific basis, a demonstrated proof of concept and adhere to the highest industry standards of product development.

We have completed the compounding of PHER-O2, and we have completed initial gross animal tests that do not require regulatory approval prior to commencement.  However, regulatory agencies may review the data gathered from any of these tests.  We have also manufactured the experimental doses of PHER-O2 required to conduct these tests.  We intend to continue developing the perfluorocarbon compounds in PHER-O2 in order to optimize its quality for intravenous use; and begin animal safety and efficacy trials in accordance with FDA guidelines and comparable foreign regulatory requirements, with the aid and assistance of a regulatory specialist.  We will need additional funding for these purposes.

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

Principal Products or Services and their Markets.

We have one lead product, PHER-O2. Our success hinges largely on the success of this product.  We cannot assure you that it will ever be successful.  PHER-O2 is made up of perfluoro-decalin, which is a type of perfluorocarbon that is harmless to humans and the atmosphere and was used in the FDA approved first generation product, Fluosol, purified water and a proprietary surfactant to hold the emulsion together. Perfluoro-decalin gives our product its oxygen carrying ability.  The surfactant is non-toxic and was FDA approved in Fluosol™ and, being fluorinated, helps increase PHER-O2's oxygen carrying capacity and emulsion stability.  PHER- 02 can be mass-produced and be stored at room temperature for up to three and one half years. We believe that the unique chemical nature of PHER-O2 will make it ideal for many medical applications, although each application will be subject to the same types of rigorous testing, clinical trials and governmental regulatory approval process.

PHER-O2 is a second generation improved drug from Fluosol-DA™, the only synthetic red blood cell approved by the FDA.  This approval was completed under the management of our CEO and Chairman, Thomas Drees, Ph.D.

We believe that its unique qualities may make PHER-O2 ideal for numerous medical indications, including:

     *     transportation of pancreas islets for treatment of diabetes;

     *     ophthalmic retinal surgery;

     *     angioplasty;

     *     external oxygenation of infection, ischemic tissue and diabetic ulcers;

     *     Alzheimer's Disease;

     *     traumatic brain injury;

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

PHER-O2's anticipated ability to carry oxygen makes it promising for many medical applications in which increased oxygenation is vital.  PHER-O2 molecules are up to 25 times smaller than human red blood cells leading our management to believe that PHER-O2 could be particularly useful for oxygenating organs through blocked arteries, which are the primary cause of heart attack and stroke.

One of our former competitors had obtained FDA approval in 1989, under the guidance of Dr. Thomas Drees our Chairman and CEO. That product was approved for use in angioplasty, the treatment of blocked arteries with small inflated balloons.  This application involves the injection of the perfluorocarbon emulsion into the artery past the inflated balloon.  As a result, the heart receives more oxygen, the treating physician can keep the balloon inflated longer and the angioplasty is more effective than it would otherwise be.  This competitor later announced that it would no longer manufacture its product, leaving us well positioned in this market segment.  Fluosol was non-stable, so it had to be frozen, which made it difficult to handle.

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

Competitive Business Conditions and the Small Business Issuer's Competitive Position in the Industry and Methods of Competition.

We believe there are potentially many drug and pharmaceutical companies working on similar products.  We have identified three companies, that we know about, working to develop perfluorocarbon based therapeutics.  They include:

     *     Alliance Pharmaceuticals, San Diego, California;

     *     Oxygen Biotherapeutics, Inc, Durham, NC;

     *     Perftoran, Russia.

These competitors are involved in the development of a wide variety perfluorocarbon based therapeutics.  This list of competitors is not exhaustive. Furthermore, some of our existing or potential competitors have significantly greater technical and financial resources than we do and may be better able to develop, test, produce and market products. These competitors may develop products that are competitive with or better than our product and that may render our product obsolete.  We can provide no assurance that we will be able to compete successfully.

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

Dependence on One or a Few Major Customers.

We had only one customer in 2010 and given the nature of our products, would not anticipate more than a limited number of customers.

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

Clinical trials are typically conducted in three sequential phases, but the phases may overlap.  In the first phase, the product is usually infused into a limited number of human subjects and will be tested for safety or adverse effects, dosage tolerance and pharmacokinetics, or clinical pharmacology.  The second phase involves studies in a somewhat larger patient population to identify possible adverse effects and safety risks and to begin gathering preliminary efficacy data.  The third phase of trials is designed to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. Although we believe that our product is substantially different from other perfluorocarbon based therapeutic, we may encounter problems in clinical trials which will cause us to delay or suspend them.

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

Research and Development Costs During the Last Two Fiscal Years.

Since inception, we have expended a total of approximately $1,973,158 on research and development.  During years ended December 31, 2010, and 2009, we had no research and development expense.

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

Number of Total Employees and Number of Full Time Employees.

We presently have two employees, our CEO, Thomas C. Drees and our President, Frank Mara.  As our product advances and we are able to start obtaining additional contracts for the use of our products in laboratories, we will start expanding our employee base.  At this time we do not know the timing of the hiring of any additional employees.

Reports to Security Holders.

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

ITEM 2. PROPERTIES

We lease office space in Roswell, Georgia for $900 per month.  The lease is on a month to month basis.  We previously leased space in Pasadena California.  The lease was to run through October 2011 at a monthly rent of $861.  We are trying to negotiate with the landlord on a final payment on this property.

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

ITEM 4. (Reserved and Removed)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the “OTC Bulletin Board” under the symbol under the symbol “SGUI.”  The range of high and low bid quotations for our common stock during each quarter of the years ended December 31, 2010, 2009 and 2008, is presented below.  Prices are inter-dealer quotations as reported do not necessarily reflect transactions, retail markups, mark downs or commissions.  On March 31, 2011, the bid and ask for our shares was $0.15 and 0.34. The prices prior to September 10, 2008, do not reflect the 1 for 20 reverse stock split.

                             STOCK QUOTATIONS*

Quarter ended:

High

Low

March 31, 2008

$.11

$.07

June 30, 2008

$.10

$.07

September 30, 2008**

$1.15

$.04

December 31, 2009**

$.75

$.17

March 31, 2009**

$.22

$.12

June 30, 2009**

$.25

$.11

September 30, 2009**

$.24

$.10

December 31, 2009**

$.25

$.14

March 31, 2010

$.35

$.17

June 30, 2010

$.51

$.19

September 30, 2010

$.42

$.25

December 31, 2010

$.44

$.25

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

Holders.

The number of record holders of our common stock as of March 31, 2011, was approximately 566.

Dividends.

We have not declared any cash dividends on our common stock, and we do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our product, PHER-02 and related business opportunities.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,000,000	$0.20	3,000,000
Equity compensation plans not approved by security holders	0	0	0
Total	3,000,000	$0.20	3,000,000

Recent Sales of Unregistered Securities.

Restricted Securities.

During 2008 and 2009, we issued shares to our board of directors and to our medical advisory board for services.  All of the shares issued were “restricted” and we believe exempt from registration.  We issued all of these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

During the year ended December 31, 2009 the Company received three subscriptions to purchase a total of 25,000 shares of preferred stock at $1 per share for total proceeds of $25,000.  The shares were subsequently issued in 2010.

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

In 2010, we received subscriptions to purchase a total of 133,500 shares of preferred stock at $1 per share for total proceeds of $133,500.  As of December 31, 2010, 125,000 of these shares had been issued.  We issued all of these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof and from various similar state exemptions.

Use of Proceeds of Registered Securities.

There were no sales of registered securities during 2009 or 2010.

Purchases of Equity Securities by Us and Affiliated Purchasers.

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Financial Information

We had revenues in 2010 of $32,970.  We had a net loss of $333,003 for the year ended December 31, 2010.  At December 31, 2010, we had cash of $1,195.  We had a negative working capital of $435,944.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues	$ 32,970	$ -
Selling, General and Administrative Expenses	58,688	35,851
Net Loss	(333,003)	(388,622)
Basic Income (Loss) per Share	(0.05)	(0.06)
Diluted Income (Loss) per Share	(0.05)	(0.06)
Weighted Average Number of Shares Outstanding	6,682,072	6,070,914
Weighted Average Number of Fully Diluted Shares Outstanding	6,682,072	6,070,914
BALANCE SHEET DATA:
	December 31, 2010	December 31, 2009
Total Current Assets	$ 29,195	$ 169,629
Total Assets	29,658	226,332
Total Current Liabilities	465,139	479,095
Working Capital (Deficit)	(435,944)	(309,466)
Stockholders’ Equity (Deficit)	(435,481)	(252,763)

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the years ended December 31, 2010 and 2009, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The Company’s accounting policies are more fully described in Note 1 of the audited financial statements.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  The Company believes that the following addresses the Company’s most critical accounting policies.

Revenue Recognition

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

Income Taxes

We account for income taxes in accordance with FASC 740-20, “Accounting for Income Taxes”.   Under FASC 740-20, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

We had revenues for the calendar years ending December 31, 2010, of $32,970 and no revenues in 2009.  Our 2010 revenues were from the sale of our products to a lab.  We had no material operations, except analyzing our product market and attempting to start finding labs interested in our PHER-O2.

We realized a net loss of $333,003 for the year ended December 31, 2010, and a net loss of $388,622 for the year ended December 31, 2009.  Most of our expense related to the value of equity securities issued by us for services rendered.

We had no research and development expenses in 2010 or 2009.

Liquidity.

As of December 31, 2010, we had $1,195 in cash, with $465,139 in current liabilities.  We have had to rely on our management to fund operations through loans to the Company and limited stock sales.

During the calendar year ended December 31, 2010, we had operating expenses of $420,997, and revenues of only $32,970.  We had operating expenses of $379,808 during the calendar year ended December 31, 2009.  Most of these expenses related to the value of equity securities issued by us for services rendered.

Cash resources at December 31, 2010, and 2009, were $1,195 and $1,928, respectively.   At this time without additional capital infusions, it will be difficult for the Company to remain in business.  Our auditors have issued a going concern qualification as to our ability to stay in business.  We currently do not have the resources to engage in any further development of our products and cannot cover ongoing expenses.  We are actively searching for industry partners to help offset further development costs.  However, even with industry partners, we must raise additional capital if we are to remain viable.

Off Balance Sheet Arrangements.

We had no off balance sheet arrangements during the year ended December 31, 2010.

Forward Looking Statements.

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, and future performance of our business, including, without limitation, (i) our ability to gain a larger share of perfluorocarbon based therapeutic products, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers and distributors, our ability to raise capital, and the growth of the perfluorocarbon based therapeutic products industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the Securities and Exchange Commission; general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the perfluorocarbon based therapeutic products industry, the development of products and that may be superior to the products and services offered by us, demand for perfluorocarbon based therapeutic products, competition, changes in the quality or composition of our products and services, our ability to develop new products and services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

Directors and Executive Officers.

Name	Positions Held or Designation	Date of Election or Resignation	Date of Termination
Frank Marra	CEO, President, Director	February 2011	* * * *
Thomas C. Drees, PhD., MBA	Director	11/95	*
Edward L. Kunkel, Esq.	Director	4/94	*

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

Business Experience.

Mr. Marra, age 47, is currently the managing member of LKB Partners, LLC which engages in financial consulting and acts as a private investment firm for small companies.  Prior to founding LKB in November 2006, Mr. Marra ran Stonebridge Ross which he founded in 1992 and sold in 2003.  Mr. Marra also worked as a registered representative for Drexel Burnham after attending college at the University of West Virginia.  Mr. Marra has focused on work with public and private emerging growth companies. As part of Mr. Marra’s consulting work, he has acted as interim CEO for three public companies Sun Cut Floral Distributors from 1999 to 2001, a consolidator of national floral distributors, Interactive Medical Technologies from 1993 to 1995, a biomedical technology company and Rheologics, Inc. from 2005 to 2007 which developed a whole blood viscometer.

Thomas C. Drees, Ph.D., MBA, Chairman, and Director. Dr. Drees, age 81, is the founder of Sanguine California.  Dr. Drees was Vice President and General Manager of Abbott Scientific Products Division, collector of blood plasma derivatives and manufacturer of human blood derivatives from 1973 to 1978.  From 1978 to 1984, he was the President and CEO of Alpha Therapeutics Corporation, a subsidiary of Green Cross Corporation of Japan and the developer of Fluosol DA 20, the only FDA-approved synthetic blood product.  For 33 years, Dr. Drees has been involved at top management levels with the collection, manufacture and marketing of human blood plasma derivatives.  He has written many publications on the subject, including the widely-acclaimed book "Blood Plasma: The Promise and the Politics," Ashley Books, New York, 1983.

Edward L. Kunkel, Esq., Director.  Mr. Kunkel is 62 years of age. He graduated with a Juris Doctor degree from the University of Southern California in 1973.  From 1973 to 1978, he practiced law with the firm of Karns & Karabian in Los Angeles, California.  From 1978 to the present, he has practiced educational law, real estate law and general business law in his own firm.  Mr. Kunkel is a member of the State Bar of California, the Los Angeles County Bar Association and the National School Board Attorneys' Association. He has also been a licensed real estate broker since 1979.

Significant Employees.

There are no significant employees.

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

Compliance with Section 16(a) of the Exchange Act.

To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act, have been duly filed.  However, the following filings, based on a review of the fillings, were filed later than their due dates by our directors, executive officers or 5% stockholders:

Filer	Transaction	Date Report Due	Date Report Filed
David E. Nelson, CPA Director, CFO, Secretary/Treasurer	Disposal of 5,500 Shares Acquisition of 1,250 Shares Disposal of 12,331 Warrants Acquisition of 1,250 Shares Acquisition of 1,250 Shares Acquisition of 1,875 Shares Share purchases	10/27/04 4/13/05 1/05/05 10/7/05 5/4/06 1/17/07 12/31/08	4/18/05 4/18/05 4/18/05 3/28/08 3/28/08 3/28/08 3/21/11
Edward L. Kunkel, Esq. Director	Acquisition of 1,250 shares Acquisition of 1,875 Shares Acquisition of 1,250 Shares Acquisition of 1,250 Shares Acquisition of 1,875 Shares	4/13/05 1/17/07 10/7/05 5/4/06 1/17/07	4/19/05 3/26/08 3/28/08 3/28/08 3/31/08
Thomas Drees, Ph.D. Director and President	Acquisition of 1,250 Shares Disposal of 10,250 Shares Acquisition of 1,875 Shares Acquisition of 1,250 Shares Acquisition of 1,250 Shares Acquisition of 1,875 Shares	4/13/05 12/22/04 1/17/07 10/7/05 5/4/06 1/17/07	4/19/05 4/19/05 3/26/08 3/28/08 3/28/08 3/31/08
Frank Marra	Form 3	5/27/09	6/21/10

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries= chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2010, the end of the Company's last completed fiscal year):

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Frank Marra, Ph.D., MBA, CEO, President, Chairman of the Board	12/31/10 12/31/09 12/31/08	* * *	0 0 0	* * *	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

On November 21, 2007, we executed a Management Consulting Agreement for a term in perpetuity with Frank Marra, PhD., whereby Dr. Drees was engaged to provide management consulting services.  Dr. Drees will be paid $4,000 for each month, in perpetuity for these services, as long as we are in business or until Dr. Drees’ death.  The fee will remain intact until one of the aforementioned conditions occurs. Notwithstanding that the term shall not have been completed, we may terminate the Drees Agreement (i) upon the death of Dr. Drees, and (ii) if Dr. Drees should be incapacitated by illness or any other matter from performing his duties hereunder for a continuous period of sixty days.  We have not had the funds to meet our ongoing obligations under this agreement.

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

As part of Mr. Marra’s appointment as a director and president of the Company, Mr. Marra entered into an employment agreement and received stock options.  Under the terms of Mr. Marra’s employment agreement he will receive an annual salary of one hundred fifty thousand dollars ($150,000) subject to such increases as may from time to time be determined by the board of directors of the Company.  Additionally, the term of the contract is for a period of twenty-four (24) months.  Mr. Marra received three million (3,000,000) stock options exercisable at twenty cents ($0.20) per share for a period of five years.

Outstanding Equity Awards.

See the heading "Compensation of Directors" below.  Also, see the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5, above.

Compensation of Directors.

Currently, the existing directors are receiving no compensation.

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

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,000,000	$0.20	3,000,000
Equity compensation plans not approved by security holders	0	0	0
Total	3,000,000	$0.20	3,000,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of March 31, 2011:

Security Ownership of Certain Beneficial Owners.

Name and Address	Number of Shares Beneficially Owned	Percent of Class (1)
Frank Marra, (2) 110 Founders Mill Court Roswell, GA	4,863,282	46.88%

LKB Partners, LLC (3) 3502 Scotts Lane #1221 Philadelphia, PA 19129	1,795,457	17.31%

Thomas C. Drees (4) 874 Sierra Madre Villa Ve Pasadena, CA 91107	1,863,282	17.96%

______________________

(1) Based upon 6,704,572shares of outstanding common stock on March 31, 2011 along with the options issuable to Mr. Marra and LKB Partners, LLC as outlined above.  All percentages assume the exercise of all options.

(2)  In addition to Mr. Marra’s interest in LKB Partners, LLC, Mr. Marra has a stock option to acquire up to 3,000,000 shares of common stock.  These options are included as part of his calculations along with his ownership in LKB Partners.  Mr. Marra’s percentage calculation assume the exercise of his option and that of LKB Partners outlined in note 3 hereof.

(3) LKB Partners, LLC is controlled by Frank Marra.  In addition to the 1,125,000 shares owed by LKB Partners, LLC, it has an option to acquire 9.5% of the Company’s common stock at an exercise price of $0.10 per share, which based on the number of shares presently outstanding would result in the issuance of another 670,457 shares to LKB Partners, LLC.

(4) Dr. Drees owns approximately 1,576,325 shares in his own name and 279,457 shares in the name of the Drees Family Trust which he is a co-trustee with his wife.

Security Ownership of Management.

Name and Address	Number of Shares Beneficially Owned	Percent of Class (1)
Frank Marra	4,863,282	46.88%
Dr. Thomas C. Drees	1,863,282	17.96%
Edward L. Kunkel, Esq. 16 N. Marengo Ave, #517 Pasadena, California 91103	13,125	0.1%
All directors and officers as a group (three persons)	6,739,689	64.94%

_____________________________

(1)  Based upon 6,704,572shares of outstanding common stock on March 31, 2011 along with the options issuable to Mr. marra and LKB Partners, LLC as outlined above.  All percentages assume the exercise of all options.

Indirect and Direct ownership are referenced by an "I" or "D", respectively.  All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons.

Related party payables, represents amounts owed to our officers for reimbursement of expenses paid on behalf of the Company.  For 2010 and 2009, related party payables were $182,675 and $122,428, respectively.

On November 21, 2007, we executed an agreement with Thomas Drees , PhD. for a term in perpetuity., whereby Dr. Drees was engaged to provide management consulting services.  Dr. Drees has agreed to be retained to act in the full capacity as Chief Executive Officer for us, which includes, but not be limited to, working with management to help promote our overall growth, evaluating business opportunities, offering input on critical business issues that may arise from time to time, participate in planning for our business future and other like duties.  Dr. Drees will be paid $4,000 for each month, in perpetuity for these services, as long as we are in business or until Dr. Drees’ death.  In the event that Dr. Drees is relieved of the obligations of the Drees Agreement and no longer serves as CEO, as is the case, the fee will remain intact until one of the aforementioned conditions occurs. Notwithstanding that the term shall not have been completed, we may terminate the Drees Agreement (i) upon the death of Dr. Drees, and (ii) if Dr. Drees should be incapacitated by illness or any other matter from performing his duties hereunder for a continuous period of sixty days.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2010, and December 31, 2009:

Fee Category	2010	2009
Audit Fees	$19,426	$17,778
Audit-related Fees	0	0
Tax Fees	1,268	1,031
All Other Fees	0	0
Total Fees	$20,694	$18,809

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

302 Certification of Frank Marra

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

SANGUINE CORPORATION

Date: April 11, 2011

By:  /s/ Frank Marra

     Frank Marra, CEO, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Date: April 11, 2011

By:  /s/Frank Marra

      Frank Marra, Director

Date: April 11, 2011

By:  /s/Thomas C. Drees

      Thomas C. Drees, Ph.D., MBA

       Directors

Date: April 11, 2011

By: /s/ Edward L. Kunkel

       Edward L. Kunkel, Director

SANGUINE CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

C O N T E N T S

Report of Independent Registered Public Accounting Firm

 F - 3

Consolidated Balance Sheets

 F - 4

Consolidated Statements of Operations

 F - 6

Consolidated Statements of Shareholders’ Equity (Deficit)

F - 7

Consolidated Statements of Cash Flows

 F - 14

Notes to the Consolidated Financial Statements

 F - 16

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Sanguine Corporation and Subsidiary

(A Development Stage Company)

Pasadena, California

We have audited the accompanying consolidated balance sheets of Sanguine Corporation and Subsidiary (a Development Stage Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended and for the period from inception of the development stage on January 18, 1990, through December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanguine Corporation and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended and for the period from inception of the development stage on January 18, 1990, through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered significant recurring losses which have resulted in an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 11, 2011

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	December 31, 2010	December 31, 2009

CURRENT ASSETS

Cash	$1,195	$1,928
Accounts receivable	28,000	-
Prepaid expenses	-	167,701

Total Current Assets	29,195	169,629

PROPERTY AND EQUIPMENT, NET	463	716

OTHER ASSETS
Long term prepaid expenses	-	55,987

TOTAL ASSETS	$29,658	$226,332

 The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	December 31, 2010	December 31, 2009
CURRENT LIABILITIES

Accounts payable	$244,359	$344,316
Accrued interest	2,330	420
Related party payable	182,675	122,428
Notes payable	29,700	9,000
Accrued compensation	6,075	2,931

Total Current Liabilities	465,139	479,095

Total Liabilities	465,139	479,095

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized of $0.001 par value, 150,000 and 0 shares issued and outstanding, respectively	150	-
Common stock, 200,000,000 shares authorized of $0.001 par value, 6,682,072and 6,682,072 shares issued and outstanding, respectively	6,682	6,682
Additional paid in capital	8,697,935	8,531,300
Preferred stock subscribed	8,500	25,000
Deficit accumulated during the development stage	(9,148,748)	(8,815,745)

Total Shareholders’ Equity (Deficit)	(435,481)	(252,763)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$29,658	$226,332

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

For the Year Ended December 31,		From Inception of the Development Stage on January 18, 1990 through December 31
2010	2009	2010

REVENUES	$32,970	$-	$224,732

COST OF SALES	18,297	-	18,297

GROSS PROFIT	14,673	-	206,435

OPERATING EXPENSES

Professional fees	362,309	343,957	5,415,782
Research and development	-	-	1,973,158
Selling, general and administrative	58,688	35,851	2,879,216

Total Operating Expenses	420,997	379,808	10,268,156

LOSS FROM OPERATIONS	(406,324)	(379,808)	(10,061,721)

OTHER INCOME (EXPENSE)

Interest income	-	2	40,195
Interest expense	(12,177)	(7,130)	(687,937)
Loss on cash deposit	-	-	(10,020)
Gain (loss) on foreign currency exchange	8,297	(1,686)	(9,099)
Gain on settlement of debt	77,201	-	1,579,834

Total Other Income (Expense)	73,321	(8,814)	912,973

NET LOSS	$(333,003)	$(388,622)	$(9,148,748)

BASIC LOSS PER SHARE	$(0.05)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC	6,682,072	6,070,914

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

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock	Common Stock			Additional Paid-in Capital	Expenses Prepaid with Common Stock	Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Compre-hensive Income
	Shares	Amount	Shares	Amount

Balance Forward	-	$-	4,788,391	$4,789	$7,297,001	$-	$-	$(6,357,531)	$(2,570)
Common stock issued for Cash at $1.00 per share	-	-	100,000	100	99,900	-	-	-	-
Contributed capital for options granted	-	-	-	-	380,605	-	-	-	-
Warrants extension	-	-	-	-	34,493	-	-	-	-
Adjustment to Unrealized Loss on Foreign Currency Exchange	-	-	-	-	-	-	-	-	2,570
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	(934,148)	-
Balance, December 31, 2007	-	-	4,888,391	4,889	7,811,999	-	-	(7,291,679)	-
Common stock issued for services per consulting agreement at $1.20-$2.50 per share	-	-	17,500	17	33,671	-	-	-	-
Common stock issued for services at $1.40 per share	-	-	25,000	25	34,975	-	-	-	-
Common stock issued for Cash at $1.20 per share	-	-	233,681	234	279,766	-	-	-	-
Contributed interest on Related party payables	-	-	-	-	644	-	-	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(1,135,444)	-
Balance, December 31, 2008	-	-	5,164,572	5,165	8,161,055	-	-	(8,427,123)	-
Common stock issued for services at $0.18-$1.40 per share	-	-	17,500	17	16,300	-	-	-	-
Contributed interest on Related party payables	-	-	-	-	6,709	-	-	-	-
Common stock issued for services per consulting agreement at $0.16- $0.17 per share	-	-	1,500,000	1,500	238,500	-	-	-	-
Stock options issued	-	-	-	-	108,736	-	-	-	-
Preferred stock subscribed	-	-	-	-	-	-	25,000	-	-
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	(388,622)
Balance, December 31, 2009	-	-	6,682,072	6,682	8,531,300	-	25,000	(8,815,745)
Contributed interest on Related party payables	-	-	-	-	10,266	-	-	-	-
Preferred stock subscribed	-	-	-	-	-	-	8,500
Preferred stock issued for cash at $1.00 per share	150,000	150	-	-	149,850	-	(25,000)	-	-
Reversal of accrued Compensation	-	-	-	-	6,519	-	-	-	-
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	(333,003)	-
Balance, December 31, 2010	150,000	$150	6,682,072	$6,682	$8,697,935	$-	$8,500	$(9,148,748)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

For the Year Ended December 31,		From Inception of the Development Stage on January 18, 1990 through December 31,
2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(333,003)	$(388,622)	$(9,148,748)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	253	477	6,533
Common stock issued for services	-	-	3,365,446
Contributed capital	10,266	6,709	18,140
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	(77,201)	-	(181,753)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of prepaid expenses and Expenses prepaid with common stock	-	-	456,184
Warrant extension	-	-	34,493
(Gain)/Loss on foreign currency exchange	(8,297)	1,686	9,099
Changes in assets and liabilities:
Decrease in prepaid expense	223,687	236,422	1,198,717
(Increase) in accounts receivable	(28,000)	-	(28,000)
Increase in accounts payable and related party payables	45,788	106,746	790,589
Increase in accrued interest payable	1,911	420	549,610
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits`	-	-	45,000
Increase in accrued salaries	9,663	2,931	987,661
Net Cash Used by Operating Activities	(154,933)	(33,231)	(2,519,635)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,995)
Net Cash Used by Investing Activities	-	-	(6,995)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	-	524,700
Proceeds from notes payable and notes payable- related party	28,200	9,000	259,800
Payments on notes payable and notes payable – related party	(7,500)	-	(22,900)
Proceeds from issuance of convertible debentures	-	-	40,000
Preferred stock subscription	8,500	25,000	33,500
Contributed capital	-	-	750
Preferred stock issued for cash	125,000	-	125,000
Common stock issued for cash	-	-	1,566,975
Net Cash Provided by Financing Activities	154,200	34,000	2,527,825

NET INCREASE (DECREASE) IN CASH	(733)	769	1,195
CASH AT BEGINNING OF PERIOD	1,928	1,159	-
CASH AT END OF PERIOD	$1,195	$1,928	$1,195

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

For the Year Ended December 31,		From Inception of the Development Stage on January 18, 1990 through December 31,
2010	2009	2010

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$1,700	$2,500

NON-CASH ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$-	$16,319	$3,236,641
Contributed capital for interest contributed	$10,266	$6,709	$18,140
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$-	$348,735	$585,019
Common stock issued for debt	$-	$-	$2,822,067

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

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

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Basic Loss Per Share (continued)

The following table sets forth the computation of basic loss per share for the periods indicated:

	For the Years Ended December 31,
	2010	2009
Loss (numerator)	$(333,003)	$(388,622)
Shares (denominator)	6,682,072	6,070,914
Net loss per common share – basic and diluted	$(.05)	$(.06)

The Company’s outstanding stock options have been excluded from the 2010 basic net loss per share calculation as they are anti-dilutive.

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

Net deferred tax liabilities asset consists of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:

Research and Development	$81,645	$81,645
NOL Carryover	891,892	857,302
Related Party Accrual	2,615	1,143
	976,152	940,090

Deferred tax liabilities:
Depreciation	(130)	(162)

Valuation allowance	(976,022)	(939,928)
Net deferred tax asset	$-	$-

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Income Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009

Book income	$(129,871)	$(151,563)
Depreciation	-	(663)
Stock for services/options expense	87,238	98,569
Currency valuation	(3,236)	658
Meals and entertainment	1,833	713
Accrued compensation	2,542	(5,221)
Other	4,004	2,939
Change in valuation allowance	37,490	54,568
	$-	$-

At December 31, 2010, the Company had net operating loss carryforwards of approximately $2,300,000 that may be offset against future taxable income from the year 2011 through 2030.  No tax benefit has been reported in the December 31, 2010 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company files income tax returns in the U.S. federal jurisdiction, and the states of California and Nevada.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

Included in the balance at December 31, 2010 and 2009, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.  Property and Equipment

Property and equipment are stated at cost.  Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred.  Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives, which range between 3 to 5 years.  Fixed assets and related accumulated depreciation are as follows:

	December 31 2010	December 31 2009
Furniture and fixtures	$2,386	$2,386

Accumulated depreciation	(1,923)	(1,670)

Total Fixed Assets	$463	$716

Depreciation expense for the years ended December 31, 2010 and 2009, amounted to $253 and $477,

respectively.

i. Revenue Recognition

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured.  The Company produces a perflurcarbon  emulsion under the name PHER-02 that is being readied for pre-clinical and clinical testing for a number of various medical indications.

j.

Newly Adopted Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

Accounting Standards Update (ASU) No 2010-09 amends Topic 855 “Subsequent Events” to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  It was determined that the requirements to disclose the date that the financial statements are issued potentially conflicted with some of the Securities and Exchange Commission’s (SEC) guidance.  The amendment is effective for interim or annual periods ending after June 15, 2010.  Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No.2010-19 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

k.  Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

n.  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  From time to time the Company carries cash balances at a single financial institution in excess of the federally insured maximum of $250,000.  As of December 31, 2010 and 2009, no cash balances exceeded this limit.

o.

Accounts Receivable

The Company writes off trade receivables when deemed uncollectible.  The Company estimates allowance for doubtful accounts based on the aged receivable balances and historical losses.  The Company charges off uncollectible accounts when management determines there is no possibility of collecting the related receivable.  The Company expensed $0 to bad debt expense for the years ended December 31, 2010 and 2009. The allowance for doubtful accounts balance at December 31, 2010 and 2009, was $0.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related party payables at December 31, 2010 and 2009 represents amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $182,675 and $122,428, respectively.   Interest of 6% -15% was computed on the balance of the related party payable and recorded either as additional paid in capital or accrued interest.

NOTE 3 -

COMMITMENTS AND CONTINGENCIES

During February 1994, the Company entered into a lease for office space in Pasadena, California.  The lease was extended through October 2011, with monthly rent payments of $861.

During 2010, the Company entered into a lease for office space in Roswell, Georgia.  The lease is on a month to month basis, with monthly payments of $900.

Rent expense was $14,736 and $10,641 for the years ended December 31, 2010 and 2009, respectively.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 3 -

COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

Effective December 31, 2010, the Company resolved to discontinue the employment agreements where the CEO, CFO and Vice President were each entitled to receive 625 shares of common stock of the company which are considered to be restricted securities.  They resolved to provide compensation for the prior three years of services and give them each 7,500 shares of common stock as complete compensation for the prior three years of service as directors with no other payments to be provided.  The value of these shares that have been accrued at December 31, 2010 is $6,075.  No shares were issued as of December 31, 2010.

NOTE 4 -

EQUITY TRANSACTIONS

During the year ended December 31, 2010 the Company received subscriptions to purchase a total of 132,500 shares of preferred stock at $1 per share for total proceeds of $132,500.  As of year end, 125,000 of these shares have been issued.

During the year ended December 31, 2009 the Company received three subscriptions to purchase a total of 25,000 shares of preferred stock at $1 per share for total proceeds of $25,000.  The shares were issued in 2010.

NOTE 5 -

STOCK OPTIONS AND WARRANTS

In May 2009, the Company agreed to issue up to 9.5 percent of the Company’s outstanding shares of common stock at a price of $0.10 per share under the terms of a stock option.  This equates to 701,433 shares as of December 31, 2010.  The option expires on December 31, 2013.

A summary of the status of the Company’s outstanding stock options as of December 31, 2010 and December 31, 2009 and changes during the periods then ended is presented below:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	701,433	$0.10	250,000	$1.20
Granted	-	-	701,433	0.10
Expired/Cancelled	-	-	(250,000)	1.20
Exercised	-	-	-	-

Outstanding end of year	701,433	$0.10	701,433	$0.10

Exercisable	701,433	$0.10	701,433	$0.10

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 5 -

STOCK OPTIONS AND WARRANTS (continued)

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2010
$0.10	701,433	3	701,433
	701,433		701,433

NOTE 6 -

NOTES PAYABLE

During 2010, the Company entered into a loan agreement with an investor for $27,500.  Payments are due according to specific dates noted in the promissory note with interest at a rate of 7% per annum.  Interest expense for the year ended December 31, 2010 was $583.  The balance on the note at December 31, 2010 is $20,000 and is all current.

During 2009, the Company entered into loan agreements with investors for $9,000.  The notes carry an interest rate of 7% and are due on demand.  Interest expense for the years ended December 31, 2010 and 2009 was $420 and $630, respectively.  The balance on these notes at December 31, 2010 and 2009 is $9,000 and $9,000, respectively.

NOTE 7 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses, which have resulted in an accumulated deficit of $9,148,748 at December 31, 2010 which raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  The Company’s management has taken certain steps to maintain its operating and financial requirements in an effort to enable the Company to continue as a going concern until such time that revenues are sufficient to cover expenses, including:

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

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 8 -

SUBSEQUENT EVENTS

Subsequent to year end, the Company has issued 7,500 shares of common stock to each of the board members for past services.  We have evaluated subsequent events pursuant to ASC Topic 855 and have determined that there are no additional events that require disclosure.