Form 10-Q
period 2011-03-31
SANGUINE CORP
filed 2011-05-23
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-24480

Sanguine Corporation

(Exact name of registrant as specified in its charter)

Nevada

95-4347608

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

110 Founders Mill Ct., Roswell Georgia

  30075

 (Address of principal executive offices)  (Zip Code)

(678) 352-9060

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

6,704,572 shares of $0.001 par value common stock on May 19, 2011

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sanguine Corporation

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2011

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	March 31, 2011	December 31, 2010
	(Unaudited)
CURRENT ASSETS

Cash	$14,797	$1,195
Accounts receivable	-	28,000

Total Current Assets	14,797	29,195

PROPERTY AND EQUIPMENT, NET	418	463

TOTAL ASSETS	$15,215	$29,658

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	March 31, 2011	December 31, 2010
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$260,541	$244,359
Accrued interest	3,360	2,330
Related party payable	219,641	182,675
Notes payable	66,700	29,700
Accrued compensation	-	6,075

Total Current Liabilities	550,242	465,139

Total Liabilities	550,242	465,139

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT

Preferred stock, 10,000,000 shares authorized of $0.001 par value, 150,000 shares issued and outstanding, respectively	150	150
Common stock, 200,000,000 shares authorized of $0.001 par value, 6,704,572 and 6,682,072 shares issued and outstanding, respectively	6,705	6,682
Additional paid in capital	9,694,836	8,697,935
Preferred stock subscribed	8,500	8,500
Deficit accumulated during the development stage	(10,245,218)	(9,148,748)

Total Shareholders’ Deficit	(535,027)	(435,481)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$15,215	$29,658

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31
2011	2010	2011

REVENUES	$-	$-	$224,732

COST OF SALES	-	-	18,297

GROSS PROFIT	-	-	206,435

OPERATING EXPENSES
Professional fees	54,186	47,355	5,469,968
Research and development	10,870	-	1,984,028
Stock based compensation	984,975	-	984,975
Selling, general and administrative	42,087	7,245	2,921,303

Total Operating Expenses	1,092,118	54,600	11,360,274

LOSS FROM OPERATIONS	(1,092,118)	(54,600)	(11,153,839)

OTHER INCOME (EXPENSE)
Interest income	-	-	40,195
Interest expense	(4,352)	(2,794)	(692,289)
Gain (loss) on foreign currency exchange	-	6,024	(9,099)
Loss on cash deposit	-	-	(10,020)
Gain on settlement of debt	-	-	1,579,834

Total Other Income (Expense)	(4,352)	3,230	908,621

NET LOSS BEFORE PROVISION FOR INCOME TAX	(1,096,470)	(51,370)	(10,245,218)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$(1,096,470)	$(51,370)	$(10,245,218)

BASIC AND DILUTED LOSS PER SHARE	$(0.16)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC AND DILUTED	6,693,322	6,682,072

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31
	2011	2010	2011
Net loss	$(1,096,470)	$(51,370)	$(10,245,218)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	45	119	6,578
Common stock issued for services	-	-	3,365,446
Contributed capital	3,324	2,636	21,464
Stock options granted	987,525	-	987,525
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	-	(181,753)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of expenses prepaid with common stock	-	-	456,184
Warrant extension	-	-	34,493
Gain (loss) on foreign currency exchange	-	(6,024)	9,099
Changes in assets and liabilities:
Decrease in accounts receivable	28,000	-	-
Decrease in prepaid expense	-	27,961	1,198,717
Increase in accounts payable and related party payables	53,148	17,371	843,737
Increase in accrued interest payable	1,030	158	550,640
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits	-	-	45,000
Increase in accrued salaries	-	831	987,661
Net Cash Used by Operating Activities	(23,398)	(8,318)	(2,543,033)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,995)
Net Cash Used by Investing Activities	-	-	(6,995)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	-	524,700
Proceeds from notes payable and notes payable-related party	37,000	-	296,800
Payments on notes payable and notes payable –related party	-	-	(22,900)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Preferred stock subscription	-	8,500	33,500
Preferred stock issued for cash	-	-	125,000
Common stock issued for cash	-	-	1,566,975
Net Cash Provided by Financing Activities	37,000	15,116	2,564,825
NET INCREASE (DECREASE) IN CASH	13,602	182	14,797
CASH AT BEGINNING OF PERIOD	1,195	1,928	-
CASH AT END OF PERIOD	$14,797	$2,110	$14,797

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31
2011	2010	2011

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$800	$2,500

NON-CASH ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Contributed capital for interest contributed	$3,324	$2,636	$21,464
Interest on beneficial conversion feature	$-	$-	$25,000
Legal related to beneficial conversion feature	$-	$-	$3,750
Common stock issued for prepaid services	$-	$-	$585,019
Common stock issued for debt and accrued expenses	$6,075	$-	$2,828,142

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2011 and December 31, 2010

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

March 31, 2011 and December 31, 2010

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

The Company’s management has taken certain steps to maintain its operating and financial requirements in an effort to continue as a going concern until such time as revenues are sufficient to cover expenses.  Future plans include a debt or equity offering for between $1,000,000 - $1,500,000 which is estimated to enable the Company to complete the initial animal testing stage for FDA approval of its product.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2011 and December 31, 2010

NOTE 4 -

STOCK WARRANTS AND OPTIONS

The Company had no outstanding stock warrants during the three months ended March 31, 2011, and the year ended December 31, 2010.  During the three months ended March 31, 2011, the Company granted 3,000,000 options to purchase the Company’s common stock for an exercise price of $0.20 per share for a period of 60 months beginning in February 2011 and 2,362 options to purchase the Company’s common stock for an exercise price of $0.10 per share for a period of 35 months beginning in February 2011.  The options were granted as part of an employment agreement with Frank Marra entered into during the quarter.  The Company valued the options using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 176.85%; risk-free interest rate of 2.39%; and expected life of 5 years.   A summary of the status of the Company’s outstanding stock options as of March 31, 2011 and December 31, 2010 and changes during the periods then ended is presented below:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	701,433	$.10	701,433	$.10
Granted	3,002,362.20		-	-
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding end of year	3,703,795	$.18	701,433	$.10

Exercisable	3,703,795	$.18	701,433	$.10

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Number Exercisable at March 31,2011
$.10-.20	3,703,795	4.44	3,703,795
	3,703,795		3,703,795

NOTE 5 -

NOTES PAYABLE

During 2010, the Company entered into a loan agreement with an investor.  The note carries an interest rate of 7% per annum.  The balance of this loan at March 31, 2011 and December 31, 2010, was $57,700 and $20,700, respectively, along with accrued interest of $1,303 and $649, respectively.  Subsequent to March 31, 2011, the Company obtained a letter of understanding from the investor waiving all payments and any requirements for the issuance of options until June 30, 2011.

During 2009, the Company entered into loan agreements with investors for $9,000.  The notes carry an interest rate of 7% and are due on demand.  Interest expense for the quarter ended March 31, 2011 was $158.  The balance on these notes at March 31, 2011 and December 31, 2010 was $9,000 and $9,000, respectively, along with accrued interest of $1,208 and $1,050 respectively.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2011 and December 31, 2010

NOTE 6 -

EQUITY TRANSACTIONS

During the three months ended March 31, 2010 the Company issued 22,500 shares of common stock for services rendered.  The shares were valued at $7,875.

During the quarter the Company executed an employment agreement with the President of the Company which provided 3,000,000 options to purchase the Company’s common stock for an exercise price of $0.20 per share for a 60 month period beginning in February 2011.  The options were valued using the Black-Scholes option pricing model, with the following assumptions: dividend yield of zero percent; expected volatility of 176.85%; risk-free interest rate of 2.39%; and expected life of 5 years.  The value of the options was $984,975 and was expensed in the current quarter.

NOTE 7 -

RELATED PARTY TRANSACTION

Related party payables at March 31, 2011 and December 31, 2010 represent amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $219,641 and $182,675, respectively.  Interest of 6% -15% was computed on the balance of the related party payable and recorded as $3,324 of additional paid in capital and $217 of accrued interest.

During the quarter, the Company executed an employment agreement with the President of the Company.  See discussion in Note 6 above.

NOTE 8 -    SUBSEQUENT EVENTS

Subsequent to March 31, 2011, the Company received $23,000 in proceeds from new notes payable and obtained a letter of understanding from an investor, delaying the payment date for an outstanding note. See discussion in Note 5.  The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has determined that there are no additional reportable subsequent events.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2011 and 2010, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2010.

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

Results of Operations

The Company had no sales during the quarter ended March 31, 2011.  The Company continues to focus on the development of its products.  As such, the Company has not had substantial revenue in either the quarter ended March 31, 2011 or 2010.  We continue to focus on the research and development activities related to our PHER-O2 and are focusing more on its use in research labs around the world.

We realized a net loss of $1,096,470 for the quarter ended March 31, 2011, and a net loss of $51,370 for the quarter ended March 31, 2010.  Most of our expense related to non-cash expenses related to employment contracts with our management.  In the quarter ended March 31, 2011, we entered into a new employment contract with our president and under the Black-Scholes model we recorded an expense related to the options of $984,475.  Without this non-cash expense, our loss would have been $111,495 for the quarter ended March 31, 2011.  Since we have limited revenues, we have had to rely on stock sales and loans to fund our operations and continue to increase our payables since we do not have the funds to pay all of our expenses.

As we move more to selling products to labs around the country, our selling, general and administrative expenses have been increasing.  For the quarter ended March 31, 2011, our selling, general and administrative expenses were $42,087 compared to $7,245 for the same period in 2010.  We are hopeful these selling efforts are paying off and hope to be able to start shipping product to labs around the country in the upcoming quarters.

Liquidity and Capital Resources

As of March 31, 2011, we had $14,797 in cash and $550,242 in current liabilities. Our cash position is not sufficient to cover our accounts payable or other current liabilities with working capital at March 31, 2011, of negative $535,445. As such we will be dependent on our ability to raise additional debt or equity capital to be able to cover current liabilities.  Without additional equity or debt financing, it will be difficult for the Company to remain in business.  In January 2011, we entered into a loan agreement with Wharton Capital, a company affiliated with our president, to provide additional financing of $25,000 which increased the outstanding balance payable to Wharton to $45,700 as of that time.  Wharton subsequently has loaned the Company an additional $35,000 of which $12,000 was received prior to March 31, 2011, with the remaining $23,000 loaned to the Company subsequent to March 31, 2011.  We are trying to restructure the loan agreement with Wharton recognizing we cannot pay Wharton under the current terms of the loan agreement.  Wharton has provided a waiver of payments until June 30, 2011 in an effort to restructure the loan agreement.  Under the terms of the loan agreement, the Company is required to issue Wharton 200,000 stock options with an exercise price of $0.20 per option.  At this time, Wharton has waived the issuance of the option until June 30, 2011 to provide us with time to restructure the loan agreement.  Even with restructuring the Wharton loan agreement, we still need additional funding to remain in business and advance our business plan.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended March 31, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Small Reporting Company

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Management believes, however, that our controls do provide reasonable assurances.

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

Our management, with the participation of the President and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011.  Based on this evaluation, our management, with the participation of the President and Principal Financial Officer, concluded that, as of March 31, 2011, our internal control over financial reporting was ineffective in that it failed to timely book equity transactions.  We are working to resolve this issue and have added additional consultants to assist in reviewing all transactions to assure they are timely recorded.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

No additional sales of unregistered securities occurred during the March 31, 2011 quarter.  Please see our annual report on Form 10K for the year ended December 31, 2010 for all sales during the prior two years.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Removed and Reserved

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a)

Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit

Number               Description

Location

10.1

Loan Agreement – Wharton Capital, LC January 3, 2011

This Filing

31.1

302 Certification of CEO

This Filing

31.2

302 Certification of Principal Financial Officer

This Filing

32

906 Certification

This Filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sanguine Corporation

(Registrant)

Date: May 20, 2011

By: /s/ Frank Marra

Frank Marra

CEO and Chairman of the

Board of Directors

Date: May 20, 2011

By: /s/ Frank Marra

Frank Marra

Principal Financial Officer and Director