Form 10-Q
period 2011-06-30
SANGUINE CORP
filed 2011-08-15
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

6,704,572 shares of $0.001 par value common stock on August 11, 2011

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sanguine Corporation

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2011

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

SANGUINE CORPORATION & SUBSIDIARY

 (A Development Stage Company)

 Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$261	$1,195
Accounts receivable	-	28,000

Total Current Assets	261	29,195

PROPERTY AND EQUIPMENT, NET	373	463

TOTAL ASSETS	$634	$29,658
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$259,423	$244,359
Accrued interest	5,270	2,330
Related party payable	264,141	182,675
Notes payable	140,200	29,700
Accrued compensation	-	6,075

Total Current Liabilities	669,034	465,139

Total Liabilities	669,034	465,139

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT

Preferred stock, 10,000,000 shares authorized of $0.001 par value, 150,000 shares issued and outstanding, respectively	150	150
Common stock, 200,000,000 shares authorized of $0.001 par value, 6,704,572 and 6,682,072 shares issued and outstanding, respectively	6,705	6,682
Additional paid in capital	9,697,963	8,697,935
Preferred stock subscribed	-	8,500
Deficit accumulated during the development stage	(10,373,218)	(9,148,748)
Total Shareholders’ Deficit	(668,400)	(435,481)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$634	$29,658

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

 (A Development Stage Company)

 Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011		For the Six Months Ended June 30, 2010	From Inception of the Development Stage on January 18, 1990 to June 30, 2011

REVENUES	$-	$-	$-		$-	$224,732
COST OF SALES	-	-	-		-	18,297
GROSS PROFIT	-	-	-		-	206,435

OPERATING EXPENSES
Professional fees	63,806	96,967	117,992		144,322	5,533,774
Research and development	-	-	10,870		-	1,984,028
Stock based compensation	-	-	984,975		-	984,975
Selling, general and administrative	59,156	7,164	101,243		14,405	2,980,459
Total Operating Expenses	122,962	104,131	1,215,080		158,727	11,483,236

LOSS FROM OPERATIONS	(122,962)	(104,131)	(1,215,080)		(158,727)	(11,276,801)

OTHER INCOME (EXPENSE)
Interest income	-	-	-		-	40,195
Interest expense	(5,038)	(3,058)	(9,390)		(5,852)	(697,327)
Gain (loss) on foreign currency exchange	-	9,389	-		15,413	(9,099)
Loss on cash deposit	-	-	-		-	(10,020)
Gain on settlement of debt	-	-	-		-	1,579,834

Total Other Income (Expense)	(5,038)	6,331	(9,390)		9,561	903,583

NET LOSS BEFORE PROVISION FOR INCOME TAX	(128,000)	(97,800)	(1,224,470)		(149,166)	(10,373,218)

PROVISION FOR INCOME TAX	-	-	-		-	-

NET LOSS	$(128,000)	$(97,800)	$(1,224,470)	$	((149,166)	$(10,373,218)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)	$(0.18)		$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC AND DILUTED	6,704,572	6,682,072	6,699,072		6,682,072

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

 (A Development Stage Company)

  Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	From Inception of the Development Stage on January 18, 1990 to June 30, 2011
Statement of Cash Flow
Net loss	$(1,224,470)	$(149,166)	$(10,373,218)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	90	164	6,623
Common stock issued for services	-	-	3,365,446
Contributed capital for operating activities	6,449	5,537	24,589
Stock options granted	987,525	-	987,525
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	-	(181,753)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of expenses prepaid with common stock	-	-	456,184
Warrant extension	-	-	34,493
Gain (loss) on exchange of foreign currency	-	(15,413)	9,099
Changes in assets and liabilities:
Decrease in accounts receivable	28,000	-	-
Decrease in prepaid expense	-	100,517	1,198,717
Increase in accounts payable and related party payables	96,532	7,765	887,121
Increase in accrued interest payable	2,940	315	552,550
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits	-	-	45,000
Increase in accrued salaries	-	2,144	987,661
Net Cash Used by Operating Activities	(102,934)	(48,137)	(2,622,569)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,995)
Net Cash Used by Investing Activities	-	-	(6,995)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	-	524,700
Proceeds from notes payable and notes payable-related party	102,000	39,038	361,800
Payments on notes payable and notes payable –related party	-	-	(22,900)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Preferred stock subscription	-	8,500	33,500
Preferred stock issued for cash	-	-	125,000
Common stock issued for cash	-	-	1,566,975
Net Cash Provided by Financing Activities	102,000	47,538	2,629,825
NET INCREASE (DECREASE) IN CASH	(934)	(599)	261
CASH AT BEGINNING OF PERIOD	1,195	1,928	-
CASH AT END OF PERIOD	$261	$1,329	$261
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$800	$2,500

NON-CASH ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Contributed capital for interest contributed	$6,449	$2,636	$24,589
Interest on beneficial conversion feature	$-	$-	$25,000
Legal expense related to beneficial conversion feature	$-	$-	$3,750
Common stock issued for prepaid services	$-	$-	$585,019
Common stock issued for debt and accrued expenses	$6,075	$-	$2,828,142

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2011 and December 31, 2010

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

June 30, 2011 and December 31, 2010

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

NOTE 4 -

STOCK WARRANTS AND OPTIONS

The Company had no outstanding stock warrants during the six months ended June 30, 2011, and the year ended December 31, 2010.  During the six months ended June 30, 2011, the Company granted 3,000,000 options to purchase the Company’s common stock for an exercise price of $0.20 per share for a period of 60 months beginning in February 2011 and 2,362 options to purchase the Company’s common stock for an exercise price of $0.10 per share for a period of 35 months beginning in February 2011.  The options were granted as part of an employment agreement with Frank Marra entered into during the quarter.  The Company valued the options using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 176.85%; risk-free interest rate of 2.39%; and expected life of 5 years.   A summary of the status of the Company’s outstanding stock options as of June 30, 2011 and December 31, 2010 and changes during the periods then ended is presented below:

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2011 and December 31, 2010

NOTE 4 -      STOCK WARRANTS AND OPTIONS (continued)

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	701,433	$.10	701,433	$.10
Granted	3,002,362.20		-	-
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding end of year	3,703,795	$.18	701,433	$.10

Exercisable	3,703,795	$.18	701,433	$.10

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at June 30, 2011	Weighted Average Remaining Contractual Life	Number Exercisable at June 30,2011
$.10-.20	3,703,795	4.19	3,703,795
	3,703,795		3,703,795

NOTE 5 -

EQUITY TRANSACTIONS

During the six months ended June 30, 2010 the Company issued 22,500 shares of common stock for services rendered.  The shares were valued at $7,875.

During the current year, the Company executed an employment agreement with the President of the Company which provided 3,000,000 options to purchase the Company’s common stock for an exercise price of $0.20 per share for a 60 month period beginning in February 2011.  The options were valued using the Black-Scholes option pricing model, with the following assumptions: dividend yield of zero percent; expected volatility of 176.85%; risk-free interest rate of 2.39%; and expected life of 5 years.  The value of the options was $984,975 and was expensed.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2011 and December 31, 2010

NOTE 6 -

NOTES PAYABLE

During 2010, the Company entered into a loan agreement with an investor.  The note carries an interest rate of 7% per annum.  During the six months ended June 30, 2011, the Company received $110,500 in proceeds from additional loans made under this agreement.  The balance of this loan at June 30, 2011 and December 31, 2010, was $131,200 and $20,700, respectively, along with accrued interest of $2,838 and $649, respectively.  The Company obtained a letter of understanding from the investor waiving all payments and any requirements for the issuance of options until July 10, 2011.    Effective August 1, 2011, a new agreement was entered into converting the note to a senior convertible promissory note, with a term of 18 months and an interest rate of 10% per annum.   The principal balance at that date was $166,200.  Interest payments of $4,155 are due on a quarterly basis.  The principal and interest on the note may be converted into shares of common stock at the lower of $0.20 or a price equal to that of the thirty day moving average of the bid.

During 2009, the Company entered into loan agreements with investors for $9,000.  The notes carry an interest rate of 7% and are due on demand.  Interest expense for the quarter ended June 30, 2011 was $315.  The balance on these notes at June 30, 2011 and December 31, 2010 was $9,000 and $9,000, respectively, along with accrued interest of $1,365 and $1,050 respectively.  Subsequent to June 30, 2011, the investors signed a letter of agreement to convert the notes into 42,000 shares of restricted common stock.

NOTE 7 -

RELATED PARTY TRANSACTION

Related party payables at June 30, 2011 and December 31, 2010 represent amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $264,141 and $182,675, respectively.  Interest of 6% -15% was computed on the balance of the related party payable and recorded as $6,449 of additional paid in capital and $438 of accrued interest.

During the current year, the Company executed an employment agreement with the President of the Company.  See discussion in Note 6 above.

NOTE 8 -    SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Company issued common stock pursuant to receiving letters of agreement to convert the $9,000 loan (see Note 5) into 42,000 shares of restricted common stock.  The shares were issued July 11.  On August 1, 2011, we entered into a promissory note with Wharton Capital, which is related to our president.  The note is described in Note 6 above.  The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has determined that there are no additional reportable subsequent events.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and six month periods ended June 30, 2011 and 2010, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2010.

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

Results of Operations

The Company had no sales during the quarter ended June 30, 2011.  The Company continues to focus on the development of its products.  As such, the Company has not had substantial revenue in either the quarter ended June 30, 2011 or 2010.  We continue to focus on the research and development activities related to our PHER-O2 and are focusing more on its use in research labs around the world.

We realized a net loss of $128,000 and $1,224,470 for the three and six months ended June 30, 2011, respectively compared to a net loss of $97,800 and $149,166 for the three and six months ended June 30, 2010, respectively.  Most of our expense related to non-cash expenses related to employment contracts with our management.  In the six months ended June 30, 2011, we entered into a new employment contract with our president and under the Black-Scholes model we recorded an expense related to the options of $984,975.  Without this non-cash expense, our loss would have been $239,495 for the six months ended June 30, 2011.  Since we have limited revenues, we have had to rely on stock sales and loans to fund our operations and continue to increase our payables since we do not have the funds to pay all of our expenses.

As we move more to selling products to labs around the country, our selling, general and administrative expenses have been increasing.  For the three and six months ended June 30, 2011, our selling, general and administrative expenses were $59,156 and $101,243, respectively compared to $7,164 and $14,405, respectively for the same periods in 2010.  We are hopeful these selling efforts are paying off and hope to be able to start shipping product to labs around the country in the upcoming quarters.

Liquidity and Capital Resources

As of June 30, 2011, we had $261 in cash and $669,034 in current liabilities. Our cash position is not sufficient to cover our accounts payable or other current liabilities with working capital at June 30, 2011, of negative $668,773.  As such we will be dependent on our ability to raise additional debt or equity capital to be able to cover current liabilities.  Without additional equity or debt financing, it will be difficult for the Company to remain in business.  In August 2011, we entered into a loan agreement with Wharton Capital, a company affiliated with our president, to provide additional financing which increased the outstanding balance payable to Wharton to $191,130 as of that time.  The note combined all prior notes and advances between the Company and Wharton Capital into this one note. The prior notes and advances had accumulated interest in the amount of $24,930 which was included in this note for a total interest and principal to be paid under the note of $191,130 on the date the note was executed.  The term of the note is eighteen months and bears interest at ten percent (10%) per annum.  Interest payments of $4,155 are due on a quarterly basis on the last day of each of the Company’s fiscal quarters.  The note is convertible into shares of the Company’s common stock at the lower of twenty cents ($0.20) per share or a price equal to a thirty day moving average stock price as posted on Yahoo finance or other quotation mediums.  Additionally, the note provides anti-dilution protection to Wharton Capital so that if the Company issued any equity, Wharton Capital will have the right, but not the obligation, to purchase additional shares of the Company’s common stock to maintain its current percentage of ownership in the Company.  Even with the Wharteon note, the Company still needs additional funding in order to continue developing its products and paying past and ongoing obligations.  At this time, the Company has no commitments for additional funding.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended June 30, 2011.

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

Our management, with the participation of the President and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011.  Based on this evaluation, our management, with the participation of the President and Principal Financial Officer, concluded that, as of June 30, 2011, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

During the three months ended June 30, 2011, the Company made changes in internal controls to addressed prior weaknesses.  These changes focused on additional controls to improve the communication, control activities and monitoring components of the Company’s internal controls.  These changes aimed at making the system of internal controls stronger for supporting on time reporting obligations and providing adequate time for the review processes. Except as indicated, there have been no changes in internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

No additional sales of unregistered securities occurred during the June 30, 2011 quarter.  Please see our annual report on Form 10K for the year ended December 31, 2010 for all sales during the prior two years.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Removed and Reserved

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a)

Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit

Number               Description

Location

10.1

Loan Agreement – Wharton Capital, LC August 1, 2011

This Filing

31.1

302 Certification of CEO

This Filing

31.2

302 Certification of Principal Financial Officer

This Filing

32

906 Certification

This Filing

101.INS

 XBRL Instance

101.XSD

XBRL Schema

101.CAL

 XBRL Calculation

101.DEF

 XBRL Definition

101.LAB

XBRL Label

101.PRE

XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sanguine Corporation

(Registrant)

Date: August 12, 2011

By: /s/ Frank Marra

Frank Marra

CEO and Chairman of the

Board of Directors

Date: August 12, 2011

By: /s/ Frank Marra

Frank Marra

Principal Financial Officer and Director