Form 10-Q
period 2011-09-30
SANGUINE CORP
filed 2011-11-09
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

7,246,822 shares of $0.001 par value common stock on November 7, 2011

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sanguine Corporation

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2011

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

SANGUINE CORPORATION & SUBSIDIARY

 (A Development Stage Company)

 Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$934	$1,195
Accounts receivable	-	28,000

Total Current Assets	934	29,195

PROPERTY AND EQUIPMENT, NET	328	463

TOTAL ASSETS	$1,262	$29,658
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES

Accounts payable	$262,054	$244,359
Accrued interest	7,947	2,330
Related party payable	308,141	182,675
Notes payable	166,200	29,700
Accrued compensation	-	6,075
Total Current Liabilities	744,342	465,139
Total Liabilities	744,342	465,139

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT

Preferred stock, 10,000,000 shares authorized of $0.001 par value, 75,000 and 150,000 shares issued and outstanding, respectively	75	150
Common stock, 200,000,000 shares authorized of $0.001 par value, 7,246,822 and 6,682,072 shares issued and outstanding, respectively	7,247	6,682
Additional paid in capital	9,727,714	8,697,935
Preferred stock subscribed	-	8,500
Deficit accumulated during the development stage	(10,478,116)	(9,148,748)

Total Shareholders’ Deficit	(743,080)	(435,481)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,262	$29,658

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

 (A Development Stage Company)

 Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	From Inception of the Development Stage on January 18, 1990 to September 30, 2011

REVENUES	$-	$4,970	$-	$4,970	$224,732

COST OF SALES	-	6,600	-	6,600	18,297

GROSS PROFIT	-	(1,630)	-	(1,630)	206,435

OPERATING EXPENSES
Professional fees	48,109	65,999	166,101	210,321	5,581,883
Research and development	-	-	10,870	-	1,984,028
Stock based compensation	-	-	984,975	-	984,975
Selling, general and administrative	47,627	14,658	148,870	29,063	3,028,086

Total Operating Expenses	95,736	80,657	1,310,816	239,384	11,578,972

LOSS FROM OPERATIONS	(95,736)	(82,287)	(1,310,816)	(241,014)	(11,372,537)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	40,195
Interest expense	(7,300)	(3,144)	(16,690)	(8,996)	(704,627)
Gain (loss) on foreign currency exchange	-	(9,603)	-	5,810	(9,099)
Loss on cash deposit	-	-	-	-	(10,020)
Gain (loss) on settlement of debt	(1,862)	-	(1,862)	-	1,577,972

Total Other Income (Expense)	(9,162)	(12,747)	(18,552)	(3,186)	894,421

NET LOSS BEFORE PROVISION FOR INCOME TAX	(104,898)	(95,034)	(1,329,368)	(244,200)	(10,478,116)
PROVISION FOR INCOME TAX	-	-	-	-	-
NET LOSS	$(104,898)	$(95,034)	$(1,329,368)	$(244,200)	$(10,478,116)
BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)	$(0.20)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC AND DILUTED	6,872,050	6,682,072	6,758,457	6,682,072

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

 (A Development Stage Company)

  Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	From Inception of the Development Stage on January 18, 1990 to September 30, 2011
Statement of Cash Flow
Net loss	$(1,329,368)	$(244,200)	$(10,478,116)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	135	209	6,668
Common stock issued for services	-	-	3,365,446
Contributed capital for operating activities	9,756	8,289	27,896
Stock options granted	1,002,258	-	1,002,258
Stock warrants granted	-	-	8,650
Interest on beneficial conversion feature	-	-	25,000
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
(Gain)/Loss on extinguishments of debt	1,862	-	(179,891)
Gain on conversions of debt to equity	-	-	(1,398,081)
Recognition of expenses prepaid with common stock	-	-	456,184
Warrant extension	-	-	34,493
Gain (loss) on exchange of foreign currency	-	(5,810)	9,099
Changes in assets and liabilities:
Decrease in accounts receivable	28,000	-	-
Decrease in prepaid expense	-	134,109	1,198,717
Increase in accounts payable and related party payables	143,161	44,177	933,750
Increase in accrued interest payable	6,935	706	556,545
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits	-	-	45,000
Increase in accrued salaries	-	3,587	987,661
Net Cash Used by Operating Activities	(137,261)	(58,933)	(2,656,896)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,995)
Net Cash Used by Investing Activities	-	-	(6,995)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	-	524,700
Proceeds from notes payable and notes payable-related party	137,000	27,500	396,800
Payments on notes payable and notes payable –related party	-	(7,500)	(22,900)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Preferred stock subscription	-	83,500	33,500
Preferred stock issued for cash	-	-	125,000
Common stock issued for cash	-	-	1,566,975
Net Cash Provided by Financing Activities	137,000	103,500	2,664,825
NET INCREASE (DECREASE) IN CASH	(261)	44,567	934
CASH AT BEGINNING OF PERIOD	1,195	1,928	-
CASH AT END OF PERIOD	$934	$46,495	$934
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$800	$2,500

NON-CASH ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Contributed capital for interest contributed	$9,756	$8,289	$27,896
Interest on beneficial conversion feature	$-	$-	$25,000
Legal expense related to beneficial conversion feature	$-	$-	$3,750
Common stock issued for prepaid services	$-	$-	$585,019
Common stock issued for debt and accrued expenses	$20,055	$-	$2,842,122

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2011 and December 31, 2010

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

September 30, 2011 and December 31, 2010

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

NOTE 4 -

STOCK WARRANTS AND OPTIONS

The Company had no outstanding stock warrants during the nine months ended September 30, 2011, and the year ended December 31, 2010.  During the nine months ended September 30, 2011, the Company granted 3,000,000 options to purchase the Company’s common stock for an exercise price of $0.20 per share for a period of 60 months beginning in February 2011, and 59,283 options to purchase the Company’s common stock for an exercise price of $0.10 per share for a period of 35 months beginning in February 2011.  The options were granted as part of an employment agreement with Frank Marra entered into during the quarter.  The Company valued the options using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 176.85%; risk-free interest rate of 2.39%; and expected life of 5 years.   A summary of the status of the Company’s outstanding stock options as of September 30, 2011 and December 31, 2010 and changes during the periods then ended is presented below:

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2011 and December 31, 2010

NOTE 4 -      STOCK WARRANTS AND OPTIONS (continued)

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	701,433	$.10	701,433	$.10
Granted	3,059,283.20		-	-
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding end of year	3,760,716	$.18	701,433	$.10

Exercisable	3,760,716	$.18	701,433	$.10

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Number Exercisable at September 30,2011
$.10-.20	3,760,716	3.94	3,760,716
	3,760,716		3,760,716

NOTE 5 -

EQUITY TRANSACTIONS

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

The Company issued 42,000 shares of common stock during the nine months ended September 30, 2011.  The stock was issued as the result of the conversion of two notes payable valued at $9,000 and related accrued interests of $1,318.  The stock was issued at $0.29 per share for a total value of $12,180.  A loss of $1,862 was recognized in the transaction.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2011 and December 31, 2010

NOTE 5 -

EQUITY TRANSACTIONS (continued)

The Company issued 22,500 shares of common stock during the nine months ended September 30, 2011, as compensation to the members of the Board of Directors.  The shares were valued at $0.35 per share for a total expense of $7,875.

During the nine months ended September 30, 2011, a holder of 75,000 shares of series A preferred stock exercised the conversion of that preferred stock.  As a result the Company issued 500,250 shares of common stock to this stockholder.  The number of common shares was determined at the conversion rate of 6 2/3 shares of common stock per share of preferred stock as specified in the conversion terms for the series A preferred shares.

NOTE 6 -

NOTES PAYABLE

During 2010, the Company entered into a loan agreement with an investor.  The note carried an interest rate of 7% per annum.  During the nine months ended September 30, 2011, the Company received $137,000 in proceeds from additional loans made under this agreement.  The balance of this loan at September 30, 2011 and December 31, 2010, was $166,200 and $20,700, respectively, along with accrued interest of $6,660 and $649, respectively.  Effective August 1, 2011, a new agreement was entered into converting the note to a senior convertible promissory note, with a term of 18 months and an interest rate of 10% per annum.   The principal balance at that date was $166,200.  Interest payments of $4,155 are due on a quarterly basis.  The principal and interest on the note may be converted into shares of common stock at the lower of $0.20 or a price equal to that of the thirty day moving average of the bid.  As of September 30, 2011, the Company has not paid the quarterly interest payment due.

During 2009, the Company entered into loan agreements with investors for $9,000.  The notes carried an interest rate of 7% and were due on demand.  During the quarter ended September 30, 2011, the investors signed a letter of agreement to convert the notes, including any accrued interest, into 42,000 shares of restricted common stock.  Interest expense on these notes for the quarter ended September 30, 2011 was $315.

NOTE 7 -

RELATED PARTY TRANSACTION

Related party payables at September 30, 2011 and December 31, 2010 represent amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $308,141 and $182,675, respectively.  Interest of 6% -15% was computed on the balance of the related party payable and recorded as $9,756 of additional paid in capital and $1,287 of accrued interest.

During the current year, the Company executed an employment agreement with the President of the Company.  Under the terms of this agreement 3,000,000 options to purchase shares of common stock for $0.20 per share for a period of 60 months were granted to the President.  Also, the President’s annual salary was set at $150,000 per year.  The agreement expires in February 2013 unless it is extended by mutual agreement of the Company and the President.

NOTE 8 -    SUBSEQUENT EVENTS

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and nine month periods ended September 30, 2011 and 2010, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2010.

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

Results of Operations

The Company had no sales during the quarter ended September 30, 2011.  The Company continues to focus on the development of its products.  As such, the Company has not had substantial revenue in either the quarter ended September 30, 2011 or 2010.  We continue to focus on the research and development activities related to our PHER-O2 and are focusing more on its use in research labs around the world.

We realized a net loss of $104,898 and $1,329,368 for the three and nine months ended September 30, 2011, respectively compared to a net loss of $95,034 and $244,200 for the three and nine months ended September 30, 2010, respectively.  Most of our expense for the nine month period related to non-cash expenses related to employment contracts with our management.  In the nine months ended September 30, 2011, we entered into a new employment contract with our president and under the Black-Scholes model we recorded an expense related to the options of $984,975.  Without this non-cash expense, our loss would have been $344,393 for the nine months ended September 30, 2011.  Since we have limited revenues, we have had to rely on stock sales and loans to fund our operations and continue to increase our payables since we do not have the funds to pay all of our expenses.

As we move more to selling products to labs around the country, our selling, general and administrative expenses have been increasing.  For the three and nine months ended September 30, 2011, our selling, general and administrative expenses were $47,627 and $148,870, respectively compared to $14,658 and $29,063, respectively for the same periods in 2010.  We are hopeful these selling efforts are paying off and hope to be able to start shipping product to labs around the country in the upcoming quarters.

Liquidity and Capital Resources

As of September 30, 2011, we had $934 in cash and $744,342 in current liabilities. Our cash position is not sufficient to cover our accounts payable or other current liabilities with working capital at September 30, 2011, of negative $743,408.  As such we will be dependent on our ability to raise additional debt or equity capital to be able to cover current liabilities.  Without additional equity or debt financing, it will be difficult for the Company to remain in business.  In August 2011, we entered into a loan agreement with Wharton Capital, a company affiliated with our president, to provide additional financing which increased the outstanding balance payable to Wharton to $166,200 as of that time.  The note combined all prior notes and advances between the Company and Wharton Capital into this one note.  The term of the note is eighteen months and bears interest at ten percent (10%) per annum.  Interest payments of $4,155 are due on a quarterly basis on the last day of each of the Company’s fiscal quarters.  The note is convertible into shares of the Company’s common stock at the lower of twenty cents ($0.20) per share or a price equal to a thirty day moving average stock price as posted on Yahoo finance or other quotation mediums. Additionally, the note provides anti-dilution protection to Wharton Capital so that if the Company issued any equity, Wharton Capital will have the right, but not the obligation, to purchase additional shares of the Company’s common stock to maintain its current percentage of ownership in the Company.  Even with the Wharteon note, the Company still needs additional funding in order to continue developing its products and paying past and ongoing obligations. At this time, the Company has no commitments for additional funding.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended September 30, 2011.

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

Our management, with the participation of the President and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011.  Based on this evaluation, our management, with the participation of the President and Principal Financial Officer, concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

During the nine months ended September 30, 2011, the Company made changes in internal controls to addressed prior weaknesses.  These changes focused on additional controls to improve the communication, control activities and monitoring components of the Company’s internal controls.  These changes aimed at making the system of internal controls stronger for supporting on time reporting obligations and providing adequate time for the review processes.  Except as indicated, there have been no changes in internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

No additional sales of unregistered securities occurred during the September 30, 2011 quarter.  In August 2011, we did issue a convertible promissory note to with a company affiliated with our CEO.  The note is for a period of 18 months and bears interest at 10% per annum.  The principal balance at the time of issuance was $166,200 with interest payments due and payable quarterly. The note is convertible into shares of the Company’s common stock at the lower of twenty cents ($0.20) per share or a price equal to a thirty day moving average stock price as posted on Yahoo finance or other quotation mediums.  Please see our annual report on Form 10K for the year ended December 31, 2010 for all sales during the prior two years.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Incorporated by Reference

From June 30, 2011 10Q

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

Sanguine Corporation

(Registrant)

Date: November 9, 2011

By: /s/ Frank Marra

Frank Marra

CEO and Chairman of the

Board of Directors

Date: November 9, 2011

By: /s/ Frank Marra

Frank Marra

Principal Financial Officer and Director