Form 10-K
period 2011-12-31
SANGUINE CORP
filed 2012-04-13
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2011

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

Yes [   ]   No [ X]

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:   The average between the bid and ask price as of June 30, 2011, the end of the Registrant second fiscal quarter was $0.31, giving the shares held by non-affiliates a market value of approximately $771,165.92.

As of April 11, 2012, the Registrant had 7,246,822 shares of common stock issued and outstanding.

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

Research and Development Costs During the Last Two Fiscal Years.

Since inception, we have expended a total of approximately $1,991,260 on research and development.  During years ended December 31, 2011, and 2010, we had $18,102 in research and development expense.

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

ITEM 4. MINE SAFETY DISCLOSURES

None, not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the “OTC Bulletin Board” under the symbol under the symbol “SGUI.”  The range of high and low bid quotations for our common stock during each quarter of the years ended December 31, 2011, 2010 and 2009, is presented below.  Prices are inter-dealer quotations as reported do not necessarily reflect transactions, retail markups, mark downs or commissions.  On April 11, 2012, the bid and ask for our shares was $0.05 and $0.20.

                             STOCK QUOTATIONS*

Quarter ended:

High

Low

March 31, 2010

$.35

$.17

June 30, 2010

$.51

$.19

September 30, 2010

$.42

$.25

December 31, 2010

$.44

$.25

March 31, 2011

$.30

$.39

June 30, 2011

$.28

$.51

September 30, 2011

$.16

$.30

December 31, 2011

$.17

$.30

        *    The future sale of presently outstanding “restricted securities” (common stock) by present members of our management and others may have an adverse effect on any market in the shares of our common stock.  See the heading “Recent Sales of Unregistered Securities,” directly below.

Holders.

The number of record holders of our common stock as of April 11, 2012, was approximately 567.

Dividends.

We have not declared any cash dividends on our common stock, and we do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our product, PHER-02 and related business opportunities.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,000,000	$0.20	0
Equity compensation plans not approved by security holders	760,716	$0.11	0
Total	3,760,716	$0.10	0

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

In 2010, we received subscriptions to purchase a total of 133,500 shares of preferred stock at $1 per share for total proceeds of $133,500.  As of December 31, 2011, 125,000 of these shares had been issued.  We issued all of these securities to persons who were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof and from various similar state exemptions.

During the year ended December 31, 2011, the Company executed an employment agreement with the President of the Company which provided 3,000,000 options to purchase the Company’s common stock for an exercise price of $0.20 per share for a 60 month period beginning in February 2011.  The options were valued using the Black-Scholes option pricing model, with the following assumptions: dividend yield of zero percent; expected volatility of 176.85%; risk-free interest rate of 2.39%; and expected life of 5 years.  The value of the options was $984,975 and was expensed. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof and from various similar state exemptions.

The Company issued 42,000 shares of common stock during the year ended December 31, 2011.  The stock was issued as the result of the conversion of two notes payable valued at $9,000 and related accrued interests of $1,318. The stock was issued at $0.29 per share for a total value of $12,180.  A loss of $1,862 was recognized in the transaction.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof and from various similar state exemptions.

The Company issued 22,500 shares of common stock during the year ended December 31, 2011, as compensation to the members of the Board of Directors.  The shares were valued at $0.35 per share for a total expense of $7,875.  We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof and from various similar state exemptions.

Also during the year ended December 31, 2011, a holder of 75,000 shares of series A preferred stock exercised the conversion of that preferred stock.  As a result the Company issued 500,250 shares of common stock to this stockholder.  The number of common shares was determined at the conversion rate of 6 2/3 shares of common stock per share of preferred stock as specified in the conversion terms for the series A preferred shares. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof and from various similar state exemptions.

Use of Proceeds of Registered Securities.

There were no sales of registered securities during 2011 or 2010.

Purchases of Equity Securities by Us and Affiliated Purchasers.

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Financial Information

We had no revenues in 2011.  We had a net loss of $1,430,003 for the year ended December 31, 2011.  At December 31, 2011, we had cash of $1,436.  We had a negative working capital of $754,297.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Revenues	$ -	$ 32,970
Selling, General and Administrative Expenses	191,282	58,688
Net Loss	(1,430,003)	(333,003)
Basic Income (Loss) per Share	(0.21)	(0.05)
Diluted Income (Loss) per Share	(0.21)	(0.05)
Weighted Average Number of Shares Outstanding	6,881,551	6,682,072
Weighted Average Number of Fully Diluted Shares Outstanding	6,881,551	6,682,072
BALANCE SHEET DATA:
	December 31, 2011	December 31, 2010
Total Current Assets	$ 1,436	$ 29,195
Total Assets	1,720	29,658
Total Current Liabilities	755,733	465,139
Working Capital (Deficit)	(754,297)	(435,944)
Stockholders’ Equity (Deficit)	(754,013)	(435,481)

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the years ended December 31, 2011 and 2010, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

We had no revenues for the calendar years ending December 31, 2011,  and revenues of $32,970 for the year ended December 31, 2010.  Our 2010 revenues were from the sale of our products to a lab.  We had no material operations, except analyzing our product market and attempting to start finding labs interested in our PHER-O2.

We realized a net loss of $1,405,478 for the year ended December 31, 2011, and a net loss of $333,003 for the year ended December 31, 2010.  Most of our expense related to the value of equity securities issued by us for services rendered.

We had research and development expenses of $18,102 in 2011 and none in 2010.

Liquidity.

As of December 31, 2011, we had $1,436 in cash, with $817,423 in current liabilities.  We have had to rely on our management to fund operations through loans to the Company and limited stock sales.

During the calendar year ended December 31, 2011, we had operating expenses of $1,378,732, and no revenues.  We had operating expenses of $420,997 during the calendar year ended December 31, 2010.  Most of these expenses related to the value of equity securities issued by us for services rendered.

Cash resources at December 31, 2011, and 2010, were $1,436 and $1,195, respectively with $28,000 in receivables at December 31, 2010.   At this time without additional capital infusions, it will be difficult for the Company to remain in business.  Our auditors have issued a going concern qualification as to our ability to stay in business.  We currently do not have the resources to engage in any further development of our products and cannot cover ongoing expenses.  We are actively searching for industry partners to help offset further development costs.  However, even with industry partners, we must raise additional capital if we are to remain viable.

Off Balance Sheet Arrangements.

We had no off balance sheet arrangements during the year ended December 31, 2011.

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

ITEM 9A.  CONTROLS AND PROCEDURES

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

Our management, with the participation of the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the Chief Executive Officer and Principal Financial Officer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Business Experience.

Frank Marra, age 48, is currently the managing member of LKB Partners, LLC which engages in financial consulting and acts as a private investment firm for small companies.  Prior to founding LKB in November 2006, Mr. Marra ran Stonebridge Ross which he founded in 1992 and sold in 2003.  Mr. Marra also worked as a registered representative for Drexel Burnham after attending college at the University of West Virginia.  Mr. Marra has focused on work with public and private emerging growth companies. As part of Mr. Marra’s consulting work, he has acted as interim CEO for three public companies Sun Cut Floral Distributors from 1999 to 2001, a consolidator of national floral distributors, Interactive Medical Technologies from 1993 to 1995, a biomedical technology company and Rheologics, Inc. from 2005 to 2007 which developed a whole blood viscometer.

Thomas C. Drees, Ph.D., MBA, Chairman, and Director. Dr. Drees, age 82, is the founder of Sanguine California.  Dr. Drees was Vice President and General Manager of Abbott Scientific Products Division, collector of blood plasma derivatives and manufacturer of human blood derivatives from 1973 to 1978.  From 1978 to 1984, he was the President and CEO of Alpha Therapeutics Corporation, a subsidiary of Green Cross Corporation of Japan and the developer of Fluosol DA 20, the only FDA-approved synthetic blood product.  For 33 years, Dr. Drees has been involved at top management levels with the collection, manufacture and marketing of human blood plasma derivatives.  He has written many publications on the subject, including the widely-acclaimed book "Blood Plasma: The Promise and the Politics," Ashley Books, New York, 1983.

Edward L. Kunkel, Esq., Director.  Mr. Kunkel is 63 years of age. He graduated with a Juris Doctor degree from the University of Southern California in 1973.  From 1973 to 1978, he practiced law with the firm of Karns & Karabian in Los Angeles, California.  From 1978 to the present, he has practiced educational law, real estate law and general business law in his own firm.  Mr. Kunkel is a member of the State Bar of California, the Los Angeles County Bar Association and the National School Board Attorneys' Association. He has also been a licensed real estate broker since 1979.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries= chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2011, the end of the Company's last completed fiscal year):

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Frank Marra, Ph.D., MBA, CEO, President, Chairman of the Board	12/31/11 12/31/10 12/31/09	137,500 0 0	0 0 0	984,975 0 0	0 0 0	0 0 0	0 0 0	0 0 0	1,122,475 0 0

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

December 31, 2010.  The option expires on December 31, 2013.

A summary of the status of the Company’s outstanding stock options as of December 31, 2011 and December 31, 2010 and changes during the periods then ended is presented below:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	701,433	$0.10	701,433	$.10
Granted	3,059,283.20		-	-
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding end of year	3,760,716	$0.18	701,433	$0.10

Exercisable	3,760,716	$0.18	701,433	$0.10

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,000,000	$0.20	0
Equity compensation plans not approved by security holders	760,716	$0.11	0
Total	3,760,716	$0.10	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of March 23, 2012:

Security Ownership of Certain Beneficial Owners.

Name and Address	Number of Shares Beneficially Owned	Percent of Class (1)
Frank Marra, (2) 110 Founders Mill Court Roswell, GA	4,849,682	44.20%

LKB Partners, LLC (3) 3502 Scotts Lane #1221 Philadelphia, PA 19129	1,849,682	23.20%

Thomas C. Drees (4) 874 Sierra Madre Villa Ve Pasadena, CA 91107	1,863,282	25.71%
Shahriar Ekbatani 535 North Interlachen Dr. Apt. #206 Winter Park, Florida 32789	500,250	6.90%

______________________

(1) Based upon 7,246,822 shares of outstanding common stock on March 23, 2012 along with the options issuable to Mr. Marra and LKB Partners, LLC as outlined above.  All percentages assume the exercise of all options.

(2)  In addition to Mr. Marra’s interest in LKB Partners, LLC, Mr. Marra has a stock option to acquire up to 3,000,000 shares of common stock.  These options are included as part of his calculations along with his ownership in LKB Partners.  Mr. Marra’s percentage calculation assume the exercise of his option and that of LKB Partners outlined in note 3 hereof.

(3) LKB Partners, LLC is controlled by Frank Marra.  In addition to the 1,125,000 shares owed by LKB Partners, LLC, it has an option to acquire 9.5% of the Company’s common stock at an exercise price of $0.10 per share, which based on the number of shares presently outstanding would result in the issuance of another 724,682 shares to LKB Partners, LLC.

(4) Dr. Drees owns approximately 1,583,825 shares in his own name and 279,457 shares in the name of the Drees Family Trust which he is a co-trustee with his wife.

Security Ownership of Management.

Name and Address	Number of Shares Beneficially Owned	Percent of Class (1)
Frank Marra	4,849,682	44.20%
Dr. Thomas C. Drees	1,863,282	25.71%
Edward L. Kunkel, Esq. 16 N. Marengo Ave, #517 Pasadena, California 91103	13,125	0.1%
All directors and officers as a group (three persons)	6,725,089	61.31%

_____________________________

(1)  Based upon 7,246,822 shares of outstanding common stock on March 23, 2012, along with the options issuable to Mr. Marra and LKB Partners, LLC as outlined above.  All percentages assume the exercise of all options.

Indirect and Direct ownership are referenced by an "I" or "D", respectively.  All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons.

Related party payables, represents amounts owed to our officers for reimbursement of expenses paid on behalf of the Company.  For 2011 and 2010, related party payables were $357,641 and $182,675, respectively.

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

The Company issued 42,000 shares of common stock during the year ended December 31, 2011.  The stock was issued as the result of the conversion of two notes payable valued at $9,000 and related accrued interests of $1,318. The stock was issued at $0.29 per share for a total value of $12,180.  A loss of $1,862 was recognized in the transaction.

The Company issued 22,500 shares of common stock during the year ended December 31, 2011, as compensation to the members of the Board of Directors.  The shares were valued at $0.35 per share for a total expense of $7,875.

During 2011, the Company entered into a loan agreement with an investor also controlled by the Company’s president for $20,000.  The note carries an interest rate of 10% per annum.  The term of the loan is 18 months.  The principal and interest on the note may be converted into shares of common stock at the lower of $0.16 or a price equal to that of the thirty day moving average of the bid.  Interest expense of this note for the year ended December 31, 2011 was $333.

Related party payables at December 31, 2011, and December 31, 2010, represent amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $357,640 and $182,675, respectively.  Interest of 6% -15% was computed on the balance of the related party payable and recorded as $11,357 of additional paid in capital and $3,391 of accrued interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2011, and December 31, 2010:

Fee Category	2011	2010
Audit Fees	$21,200	$19,426
Audit-related Fees	0	0
Tax Fees	750	1,268
All Other Fees	0	0
Total Fees	$21,950	$20,694

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

302 Certification of Frank Marra

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

Date: April 13, 2012

By:  /s/ Frank Marra

     Frank Marra, CEO, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Date: April 13, 2012

By:  /s/Frank Marra

      Frank Marra, Director

Date: April 13, 2012

By:  /s/Thomas C. Drees

      Thomas C. Drees, Ph.D., MBA

       Directors

Date: April 13, 2012

By: /s/ Edward L. Kunkel

       Edward L. Kunkel, Director

SANGUINE CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

C O N T E N T S

Report of Independent Registered Public Accounting Firm

 F - 2

Consolidated Balance Sheets

 F - 3

Consolidated Statements of Operations

 F - 5

Consolidated Statements of Shareholders’ Equity (Deficit)

F - 6

Consolidated Statements of Cash Flows

 F - 14

Notes to the Consolidated Financial Statements

 F - 16

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Sanguine Corporation and Subsidiary

(A Development Stage Company)

Roswell, Georgia

We have audited the accompanying consolidated balance sheets of Sanguine Corporation and Subsidiary (A Development Stage Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception of the development stage on January 18, 1990, through December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sanguine Corporation and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has suffered significant recurring losses which have resulted in an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 13, 2012

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	December 31, 2011	December 31, 2010

CURRENT ASSETS

Cash	$1,436	$1,195
Accounts receivable	-	28,000

Total Current Assets	1,436	29,195

PROPERTY AND EQUIPMENT, NET	284	463

TOTAL ASSETS	$1,720	$29,658

 The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	December 31, 2011	December 31, 2010
CURRENT LIABILITIES

Accounts payable	$261,814	$244,359
Accrued interest	14,539	2,330
Related party payable	357,641	182,675
Convertible promissory notes payable, net of debt discounts of $64,461 and $0, respectively	121,739	29,700
Accrued compensation	-	6,075

Total Current Liabilities	755,733	465,139

Total Liabilities	755,733	465,139

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized of $0.001 par value, 75,000 and 150,000 shares issued and outstanding, respectively	75	150
Common stock, 200,000,000 shares authorized of $0.001 par value, 7,246,822 and 6,682,072 shares issued and outstanding, respectively	7,247	6,682
Additional paid in capital	9,817,416	8,697,935
Preferred stock subscribed	-	8,500
Deficit accumulated during the development stage	(10,578,751)	(9,148,748)

Total Shareholders’ Equity (Deficit)	(754,013)	(435,481)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,720	$29,658

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

	For the Year Ended December 31,		From Inception of the Development Stage on January 18, 1990 through December 31
	2011	2010	2011
REVENUES	$-	$32,970	$224,732

COST OF SALES	-	18,297	18,297

GROSS PROFIT	-	14,673	206,435

OPERATING EXPENSES

Professional fees	183,460	362,309	5,599,242
Research and development	18,102	-	1,991,260
Stock based compensation	986,775	-	986,775
Selling, general and administrative	191,282	58,688	3,070,498

Total Operating Expenses	1,378,732	420,997	11,646,888

LOSS FROM OPERATIONS	(1,378,732)	(406,324)	(11,440,453)

OTHER INCOME (EXPENSE)

Interest income	-	-	40,195
Interest expense	(24,884)	(12,177)	(712,821)
Loss on cash deposit	-	-	(10,020)
Gain (loss) on foreign currency exchange	-	8,297	(9,099)
Gain (loss) on settlement of debt	(1,862)	77,201	1,577,972

Total Other Income (Expense)	(26,746)	73,321	886,227

NET LOSS	$(1,405,478)	$(333,003)	$(10,554,226)

BASIC LOSS PER SHARE	$(0.21)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC	6,881,551	6,682,072

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

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Expenses Prepaid with Common Stock	Stock Subscribed	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount

Balance Forward	150,000	$150	6,682,072	$6,682	$8,697,935	$-	$8,500	$(9,148,748)	$-
Contributed interest on Related party payables	-	-	-	-	13,242	-	-	-	-
Preferred stock subscription reclassified as notes payable	-	-	-	-	-	-	(8,500)	-	-
Common stock issued for services per consulting agreement at $0.35 per share	-	-	22,500	23	7,853	-	-	-	-
Common stock issued for debt at $0.29 per share	-	-	42,000	42	12,138	-	-	-	-
Preferred stock converted to common stock	(75,000)	(75)	500,250	500	(425)	-	-	-	-
Stock options issued	-	-	-	-	1,000,458	-	-	-	-
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(1,405,478)	-
Balance, December 31, 2011	75,000	$75	7,246,822	$7,247	$9,731,201	$-	$-	$(10,554,226)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

	For the Year Ended December 31,		From Inception of the Development Stage on January 18, 1990 through December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,405,478)	$(333,003)	$(10,578,751)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	179	253	6,712
Common stock issued for services	-	-	3,365,446
Contributed interest	11,357	10,266	29,497
Stock based compensation	1,002,259	-	1,002,259
Stock warrants granted	-	-	8,650
Amortization of debt discounts	23,639	-	48,639
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	(77,201)	(181,753)
(Gain) Loss on conversions of debt to equity	1,862	-	(1,396,219)
Recognition of prepaid expenses and expenses prepaid with common stock	-	-	456,184
Warrant extension	-	-	34,493
Gain/Loss on foreign currency exchange	-	(8,297)	9,099
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	-	233,687	1,198,717
(Increase) decrease in accounts receivable	28,000	(28,000)	-
Increase (decrease) in accounts payable and related party payables	192,421	45,788	983,010
Increase in accrued interest payable	13,527	1,911	563,137
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits`	-	-	45,000
Increase in accrued salaries	-	9,663	987,661
Net Cash Used by Operating Activities	(156,759)	(154,933)	(2,676,394)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,995)
Net Cash Used by Investing Activities	-	-	(6,995)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	-	524,700
Proceeds from notes payable and notes payable- related party	157,000	28,200	416,800
Payments on notes payable and notes payable – related party	-	(7,500)	(22,900)
Proceeds from issuance of convertible debentures	-	-	40,000
Preferred stock subscription	-	8,500	33,500
Contributed capital	-	-	750
Preferred stock issued for cash	-	125,000	125,000
Common stock issued for cash	-	-	1,566,975
Net Cash Provided by Financing Activities	157,000	154,200	2,684,825

NET INCREASE (DECREASE) IN CASH	241	(733)	1,436
CASH AT BEGINNING OF PERIOD	1,195	1,928	-
CASH AT END OF PERIOD	$1,436	$1,195	$1,436

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

For the Year Ended December 31,			From Inception of the Development Stage on January 18, 1990 through December 31,
2011	2010		2011
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$2,500

NON-CASH ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$-	$-	$3,236,641
Contributed capital for interest contributed	$11,357	$10,266	$29,497
Interest on beneficial conversion feature debt discount	$23,639	$-	$48,639
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$-	$-	$585,019
Common stock issued for liabilities	$20,056	$-	$2,842,123
Conversion of preferred stock to common stock	$500	$-	$500
Stock subscription converted to note payable	$8,500	$-	$8,500

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

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

December 31, 2011 and 2010

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Basic Loss Per Share (continued)

The following table sets forth the computation of basic loss per share for the periods indicated:

	For the Years Ended December 31,
	2011	2010
Loss (numerator)	$(1,430,003)	$(333,003)
Shares (denominator)	6,881,551	6,682,072
Net loss per common share – basic and diluted	$(.21)	$(.05)

The Company’s outstanding stock options have been excluded from the 2011 basic net loss per share calculation as they are anti-dilutive.

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

Net deferred tax liabilities asset consists of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:

Research and Development	$-	$81,645
NOL Carryover	1,037,300	891,892
Research and development tax credit	81,600	-
Related Party Accrual	1,300	2,615
	1,120,200	976,152

Deferred tax liabilities:
Depreciation	(100)	(130)

Valuation allowance	(1,120,100)	(976,022)
Net deferred tax asset	$-	$-

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Income Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010

Book income	$(557,700)	$(129,871)
Depreciation	-	-
Stock for services/options expense	393,200	87,238
Currency valuation	-	(3,236)
Meals and entertainment	2,700	1,833
Related party accruals	(1,300)	2,542
Debt discounts	9,200
Other	5,200	4,004
Change in valuation allowance	148,700	37,490
	$-	$-

At December 31, 2011, the Company had net operating loss carryforwards of approximately $2,660,000 that may be offset against future taxable income from the year 2012 through 2031.  No tax benefit has been reported in the December 31, 2011 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company files income tax returns in the U.S. federal jurisdiction, and the states of California and Nevada.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

Included in the balance at December 31, 2011 and 2010, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

December 31, 2011 and 2010

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.  Property and Equipment

Property and equipment are stated at cost.  Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred.  Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives, which range between 3 to 5 years.  Fixed assets and related accumulated depreciation are as follows:

	December 31 2011	December 31 2010
Furniture and fixtures	$2,386	$2,386

Accumulated depreciation	(2,102)	(1,923)

Total Fixed Assets	$284	463

Depreciation expense for the years ended December 31, 2011 and 2010, amounted to $179 and $253, respectively.

i. Revenue Recognition

Revenue is recognized when the sales amount is determined, shipment of goods to the customer has occurred and collection is reasonably assured.  The Company produces a perflurcarbon  emulsion under the name PHER-02 that is being readied for pre-clinical and clinical testing for a number of various medical indications.

j.  Newly Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

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

December 31, 2011 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n.  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  From time to time the Company carries cash balances at a single financial institution in excess of the federally insured maximum of $250,000.  As of December 31, 2011 and 2010, no cash balances exceeded this limit.

o.

Accounts Receivable

The Company writes off trade receivables when deemed uncollectible.  The Company estimates allowance for doubtful accounts based on the aged receivable balances and historical losses.  The Company charges off uncollectible accounts when management determines there is no possibility of collecting the related receivable.  The Company expensed $0 to bad debt expense for the years ended December 31, 2011 and 2010. The allowance for doubtful accounts balance at December 31, 2011 and 2010 was $0.

NOTE 2 -

RELATED PARTY TRANSACTIONS

Related party payables at December 31, 2011 and December 31, 2010 represent amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $357,640 and $182,675, respectively.  Interest of 6% -15% was computed on the balance of the related party payable and recorded as $11,357 of additional paid in capital and $3,391 of accrued interest.

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

NOTE 3 -

COMMITMENTS AND CONTINGENCIES

During February 1994, the Company entered into a lease for office space in Pasadena, California.  The lease was extended through October 2011, with monthly rent payments of $861.  The lease was not renewed.

During 2011, the Company entered into a lease for office space in Roswell, Georgia.  The lease is on a month to month basis, with monthly payments of $900.

Rent expense was $13,355 and $14,736 for the years ended December 31, 2011 and 2010, respectively.

Employment Agreements

Effective December 31, 2010, the Company resolved to discontinue the employment agreements where the CEO, CFO and Vice President were each entitled to receive 625 shares of common stock of the company which are considered to be restricted securities.  They resolved to provide compensation for the prior three years of services and give them each 7,500 shares of common stock as complete compensation for the prior three years of service as directors with no other payments to be provided.  The value of these shares that have been accrued at December 31, 2010 was $6,075.  The Company issued the 22,500 shares of common stock during the year ended December 31, 2011.  The shares were valued at $0.35 per share for a total expense of $7,875.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 4 -

EQUITY TRANSACTIONS

During the year ended December 31, 2011, the Company executed an employment agreement with the President of the Company which provided 3,000,000 options to purchase the Company’s common stock for an exercise price of $0.20 per share for a 60 month period beginning in February 2011.  The options were valued using the Black-Scholes option pricing model, with the following assumptions: dividend yield of zero percent; expected volatility of 176.85%; risk-free interest rate of 2.39%; and expected life of 5 years.  The value of the options was $984,975 and was expensed.

The Company issued 42,000 shares of common stock during the year ended December 31, 2011.  The stock was issued as the result of the conversion of two notes payable valued at $9,000 and related accrued interests of $1,318.  The stock was issued at $0.29 per share for a total value of $12,180.  A loss of $1,862 was recognized in the transaction.

The Company issued 22,500 shares of common stock during the year ended December 31, 2011, as compensation to the members of the Board of Directors.  The shares were valued at $0.35 per share for a total expense of $7,875.

Also during the year ended December 31, 2011, a holder of 75,000 shares of series A preferred stock exercised the conversion of that preferred stock.  As a result the Company issued 500,250 shares of common stock to this stockholder.  The number of common shares was determined at the conversion rate of 6 2/3 shares of common stock per share of preferred stock as specified in the conversion terms for the series A preferred shares.

During the year ended December 31, 2010 the Company received subscriptions to purchase a total of 132,500 shares of preferred stock at $1 per share for total proceeds of $132,500.  During the year ended December 31, 2010, 125,000 of these shares were issued.  During the year ended December 31, 2011, the remaining $8,500 of these subscriptions was converted into a convertible promissory note.

NOTE 5 -

STOCK OPTIONS AND WARRANTS

In May 2009, the Company agreed to issue up to 9.5 percent of the Company’s outstanding shares of common stock at a price of $0.10 per share under the terms of a stock option.  This equates to 701,433 shares as of December 31, 2010.  The option expires on December 31, 2013.

A summary of the status of the Company’s outstanding stock options as of December 31, 2011 and December 31, 2010 and changes during the periods then ended is presented below:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	701,433	$0.10	701,433	$0.10
Granted	3,059,283	0.20	-	-
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding end of year	3,760,716	$0.18	701,433	$0.10

Exercisable	3,760,716	$0.18	701,433	$0.10

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 5 -

STOCK OPTIONS AND WARRANTS (continued)

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2011
$0.10-0.20	3,760,716	3.69	3,760,716
	3,760,716		3,760,716

NOTE 6 -

CONVERTIBLE PROMISSORY NOTES PAYABLE

During 2011, the Company entered into a convertible promissory note agreement with an investor for $20,000.  The note carries an interest rate of 10% per annum.  The term of the loan is 18 months.  The principal and interest on the note may be converted into shares of common stock at the lower of $0.16 or a price equal to that of the thirty day moving average of the adjusted closing price for the Company’s common stock.  Interest expense on this note for the year ended December 31, 2011 was $333.  In accordance with FASB ASC 470 a beneficial conversion feature was recognized as a debt discount of $5,000 upon the issuance of this loan which will be amortized over the life of the loan.  As of December 31, 2011, $556 of the discount had been amortized to interest expense.

During 2010, the Company entered into a loan agreement with an investor.  The note carried an interest rate of 7% per annum.  During the year ended December 31, 2011, the Company received $137,000 in proceeds from additional loans made under this agreement.  The balance of this loan at December 31, 2011 and December 31, 2010, was $166,200 and $20,700, respectively, along with accrued interest of $10,815 and $583, respectively.  Effective August 1, 2011, a new agreement was entered into converting the note to a senior convertible promissory note, with a term of 18 months and an interest rate of 10% per annum.   The principal balance at that date was $166,200.  Interest payments of $4,155 are due on a quarterly basis.  The principal and interest on the note may be converted into shares of common stock at the lower of $0.20 or a price equal to that of the thirty day moving average of the adjusted closing price for the Company’s common stock.  As of December 31, 2011, the Company has not paid the quarterly interest payment due and a waiver of the initial interest payment requirement has been received from the note holder.  In accordance with FASB ASC 470 a beneficial conversion feature was recognized as a debt discount of $83,100 upon entry into the  new agreement to be amortized over the life of the loan.  As of December 31, 2011, $23,083 of the discount had been amortized to interest expense.

During 2009, the Company entered into loan agreements with investors for $9,000.  The notes carried an interest rate of 7% and were due on demand.  During the year ended December 31, 2011, the investors signed a letter of agreement to convert the notes, including any accrued interest, into 42,000 shares of restricted common stock.  Interest expense on these notes for the year ended December 31, 2011 was $315.

SANGUINE CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 7 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses, which have resulted in an accumulated deficit of $10,578,751 at December 31, 2011 which raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  The Company’s management has taken certain steps to maintain its operating and financial requirements in an effort to enable the Company to continue as a going concern until such time that revenues are sufficient to cover expenses, including:

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

NOTE 8 -

SUBSEQUENT EVENTS

In February 2012, the Company received $21,000 from an existing investor.  The terms of this additional amount loaned are the same as the previous agreement with this investor.  The note is a senior convertible promissory note, with a term of 18 months and an interest rate of 10% per annum.   The principal and interest on the note may be converted into shares of common stock at the lower of $0.20 or a price equal to that of the thirty day moving average of the adjusted closing price for the Company’s common stock.

We have evaluated subsequent events pursuant to ASC Topic 855 and have determined that there are no additional events that require disclosure.