Form 10-Q
period 2012-03-31
SANGUINE CORP
filed 2012-05-15
CIK 926287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

7,246,822 shares of $0.001 par value common stock on May 7, 2012

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sanguine Corporation

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2012

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	March 31, 2012	December 31, 2011
	(Unaudited)
CURRENT ASSETS

Cash	$1,858	$1,436

Total Current Assets	1,858	1,436

PROPERTY AND EQUIPMENT, NET	239	284

TOTAL ASSETS	$2,097	$1,720

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets (Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	March 31, 2012	December 31, 2011
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$254,371	$261,814
Accrued interest	20,059	14,539
Related party payable	407,641	357,641
Convertible promissory notes payable, net of debt discounts of $49,778 and $64,461, respectively	157,422	121,739

Total Current Liabilities	839,493	755,733

Total Liabilities	839,493	755,733

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT

Preferred stock, 10,000,000 shares authorized of $0.001 par value, 75,000 and 150,000 shares issued and outstanding, respectively	75	75
Common stock, 200,000,000 shares authorized of $0.001 par value, 7,246,822 issued and outstanding, respectively	7,247	7,247
Additional paid in capital	9,820,611	9,817,416
Deficit accumulated during the development stage	(10,665,329)	(10,578,751)

Total Shareholders’ Deficit	(837,396)	(754,013)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,097	$1,720

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31,
	2012	2011	2012
REVENUES	$-	$-	$224,732

COST OF SALES	-	-	18,297

GROSS PROFIT	-	-	206,435

OPERATING EXPENSES
Professional fees	19,929	54,186	5,619,171
Research and development	-	10,870	1,991,260
Stock based compensation	-	984,975	986,775
Selling, general and administrative	43,250	42,087	3,113,748

Total Operating Expenses	63,179	1,092,118	11,710,954

LOSS FROM OPERATIONS	(63,179)	(1,092,118)	(11,504,519)

OTHER INCOME (EXPENSE)
Interest income	-	-	40,195
Interest expense	(23,399)	(4,352)	(759,858)
Gain (loss) on foreign currency exchange	-	-	(9,099)
Loss on cash deposit	-	-	(10,020)
Gain on settlement of debt	-	-	1,577,972

Total Other Income (Expense)	(23,399)	(4,352)	839,190

NET LOSS BEFORE PROVISION FOR INCOME TAX	(86,578)	(1,096,470)	(10,665,329)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$(86,578)	$(1,096,470)	$(10,665,329)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC AND DILUTED	7,246,822	6,693,322

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

 Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31,
	2012	2011	2012
Net loss	$(86,578)	$(1,096,470)	$(10,665,329)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	45	45	6,757
Common stock issued for services	-	-	3,365,446
Contributed capital	3,195	3,324	32,692
Stock based compensation	-	987,525	1,002,259
Stock warrants granted	-	-	8,650
Amortization of debt discounts	14,683	-	63,322
Legal expense related to beneficial conversion feature	-	-	3,750
Note payable issued for services	-	-	727,950
Gain on extinguishments of debt	-	-	(181,753)
Gain on conversions of debt to equity	-	-	(1,396,219)
Recognition of expenses prepaid with common stock	-	-	456,184
Warrant extension	-	-	34,493
Gain (loss) on foreign currency exchange	-	-	9,099
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	28,000	-
(Increase) decrease in prepaid expense	-	-	1,198,717
Increase in accounts payable and related party payables	42,557	53,148	1,025,567
Increase in accrued interest payable	5,520	1,030	568,657
Increase in accrued liabilities	-	-	10,125
Increase in customer deposits	-	-	45,000
Increase in accrued salaries	-	-	987,661
Net Cash Used by Operating Activities	(20,578)	(23,398)	(2,696,972)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	(6,995)
Net Cash Used by Investing Activities	-	-	(6,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant conversion	-	-	524,700
Proceeds from notes payable and notes payable- related party	21,000	37,000	437,800
Payments on notes payable and notes payable – related party	-	-	(22,900)
Proceeds from issuance of convertible debentures	-	-	40,000
Contributed capital	-	-	750
Preferred stock subscription	-	-	33,500
Preferred stock issued for cash	-	-	125,000
Common stock issued for cash	-	-	1,566,975
Net Cash Provided by Financing Activities	21,000	37,000	2,705,825
NET INCREASE (DECREASE) IN CASH	422	13,602	1,858
CASH AT BEGINNING OF PERIOD	1,436	1,195	-
CASH AT END OF PERIOD	$1,858	$14,797	$1,858

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Three Months Ended March 31,		From Inception of the Development Stage on January 18, 1990 through March 31,
	2012	2011	2012
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$800	$2,500

NON-CASH FINANCING ACTIVITIES
Common stock issued for debt conversion	$-	$-	$9,600
Equity instruments issued for services rendered	$-	$-	$3,236,641
Contributed capital for interest contributed	$3,195	$3,324	$32,692
Interest on beneficial conversion feature	$14,683	$-	$63,322
Legal related to beneficial conversion feature	$-	$-	$3,750
Notes payable issued for services	$-	$-	$727,950
Common stock issued for prepaid services	$-	$-	$585,019
Common stock issued for debt	$-	$6,075	$2,842,123
Conversion of preferred stock to common stock	$-	$-	$500
Stock subscription converted to note payable	$-	$-	$8,500

The accompanying notes are an integral part of these consolidated financial statements.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

March 31, 2012 and December 31, 2011

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

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

NOTE 4 -

STOCK WARRANTS AND OPTIONS

The Company had no outstanding stock warrants during the three months ended March 31, 2012, and the year ended December 31, 2011.  During 2011 the Company granted 3,000,000 options to purchase the Company’s common stock for an exercise price of $0.20 per share for a period of 60 months beginning in February 2011 and 59,283 options to purchase the Company’s common stock for an exercise price of $0.10 per share for a period of 35 months beginning in February 2011.  The options were granted as part of an employment agreement with Frank Marra entered into during the quarter.  The Company valued the options using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 176.85%; risk-free interest rate of 2.39%; and expected life of 5 years.   A summary of the status of the Company’s outstanding stock options as of March 31, 2012 and December 31, 2011 and changes during the periods then ended is presented below:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	3,760,716	$.18	701,433	$.10
Granted	-	-	3,059,283.20
Expired/Cancelled	-	-	-	-
Exercised	-	-	-	-

Outstanding end of year	3,760,716	$.18	3,760,716	$.18

Exercisable	3,760,716	$.18	3,760,716	$.18

	Outstanding		Exercisable
Range of Exercise Prices	Number outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Number Exercisable at March 31, 2011
$.10-.20	3,760,716	3.44	3,760,716
	3,760,716		3,760,716

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

NOTE 5 -

NOTES PAYABLE

During 2011, the Company entered into a convertible promissory note agreement with an investor for $20,000.  The note carries an interest rate of 10% per annum.  The term of the loan is 18 months.  The principal and interest on the note may be converted into shares of common stock at the lower of $0.16 or a price equal to that of the thirty day moving average of the adjusted closing price for the Company’s common stock.    In accordance with FASB ASC 470 a beneficial conversion feature was recognized as a debt discount of $5,000 upon the issuance of this loan which will be amortized over the life of the loan.  As of March 31, 2012, $1,389 of the discount had been amortized to interest expense. Accrued interest on this note was $833 and $333 as of March 31, 2012 and December 31, 2011, respectively.

During 2010, the Company entered into a loan agreement with an investor.  The note carried an interest rate of 7% per annum.  During the year ended December 31, 2011, the Company received $137,000 in proceeds from additional loans made under this agreement.  Effective August 1, 2011, a new agreement was entered into converting the note to a senior convertible promissory note, with a term of 18 months and an interest rate of 10% per annum.   The principal balance at that date was $166,200.  The principal and interest on the note may be converted into shares of common stock at the lower of $0.20 or a price equal to that of the thirty day moving average of the adjusted closing price for the Company’s common stock.   In accordance with FASB ASC 470 a beneficial conversion feature was recognized as a debt discount of $83,100 upon entry into the new agreement to be amortized over the life of the loan.  As of March 31, 2012, $36,933 of the discount had been amortized to interest expense.  In February 2012, the Company received $21,000 in proceeds from an additional loan made under this agreement.  The terms remain the same with the due date being extended to February 28, 2013.  The principal balance due was $187,200 and $166,200 at March 31, 2012 and December 31, 2011, respectively.  Interest accrued on this note is $15,145 and $10,815 as of March 31, 2012 and December 31, 2011, respectively.

SANGUINE CORPORATION & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2012 and December 31, 2011

NOTE 6 -

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

NOTE 7 -

RELATED PARTY TRANSACTION

Related party payables at March 31, 2012 and December 31, 2011 represent amounts owed to officers of the Company for consulting fees and reimbursement of expenses paid of $407,641 and $357,640, respectively.  Interest of 6% -15% was computed on the balance of the related party payable and recorded $3,195 as additional paid in capital and $690 of accrued interest.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and nine month periods ended March 31, 2012 and 2011, to the items disclosed as significant accounting policies since the Company’s last audited financial statements for the year ended December 31, 2011.

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

Results of Operations

The Company had no sales during the quarter ended March 31, 2012. We realized a net loss of $86,578 for the three months ended March 31, 2012, compared to a net loss of $1,096,470 for the three months ended March 31, 2011.  Most of our expense for the three month period related to professional fees and selling, general and administrative expenses.  For March 31, 2011, a majority of the expenses were non cash stock based compensation expenses of $984,975.  Since we had no revenues, we have had to rely on stock sales and loans to fund our operations and continue to increase our payables since we do not have the funds to pay all of our expenses.

As we move more to trying to sell products to labs around the country, our selling, general and administrative expenses have been increasing.  For the three months ended March 31, 2012, our selling, general and administrative expenses were $43,250 compared to $42,087 for the same periods in 2011.  We are hopeful these selling efforts are paying off and hope to be able to start shipping product to labs around the country in the upcoming quarters. Presently, we have not had much success in selling our products to labs and are evaluating our current focus to see if other avenues for sales may be better.

Liquidity and Capital Resources

As of March 31, 2012, we had $1,858 in cash and $839,493 in current liabilities. Our cash position is not sufficient to cover our accounts payable or other current liabilities with working capital at March 31, 2012, of negative $837,635. As such we will be dependent on our ability to raise additional debt or equity capital to be able to cover current liabilities.  Without additional equity or debt financing, it will be difficult for the Company to remain in business. During the quarter ended March 31, 2012, we borrowed an additional $21,000 from Wharton Capital, which is affiliated with our president, to pay ongoing expenses.  In August 2011, we entered into a loan agreement with Wharton Capital, a company affiliated with our president, to provide additional financing which increased the outstanding balance payable to Wharton to $166,200 as of that time.  The note combined all prior notes and advances between the Company and Wharton Capital into this one note.  The term of the note is eighteen months and bears interest at ten percent (10%) per annum.  Interest payments of $4,155 are due on a quarterly basis on the last day of each of the Company’s fiscal quarters.  The note is convertible into shares of the Company’s common stock at the lower of twenty cents ($0.20) per share or a price equal to a thirty day moving average stock price as posted on Yahoo finance or other quotation mediums.  Additionally, the note provides anti-dilution protection to Wharton Capital so that if the Company issued any equity, Wharton Capital will have the right, but not the obligation, to purchase additional shares of the Company’s common stock to maintain its current percentage of ownership in the Company.  Even with the Wharteon note, the Company still needs additional funding in order to continue developing its products and paying past and ongoing obligations.  At this time, the Company has no commitments for additional funding.

Off-balance sheet arrangements

We had no off-balance sheet arrangements during the quarter ended March 31, 2012.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

No additional sales of unregistered securities occurred during the March 31, 2012 quarter, except for the addition of $21,000 in debt financing.  In August 2011, we did issue a convertible promissory note to with Wharton Capital, a company affiliated with our CEO.  The note is for a period of 18 months and bears interest at 10% per annum.  The principal balance at the time of issuance was $166,200 with interest payments due and payable quarterly. The note is convertible into shares of the Company’s common stock at the lower of twenty cents ($0.20) per share or a price equal to a thirty day moving average stock price as posted on Yahoo finance or other quotation mediums.  During the quarter ended March 31, 2012, the additional $21,000 in debt financing was received from Wharton Capital under the terms of the above note.  Please see our annual report on Form 10K for the year ended December 31, 2011 for all sales during the prior two years.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2012, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

NA – We are not engaged in any mining activity.

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

302 Certification of CEO

This Filing

31.2

302 Certification of Principal Financial Officer

This Filing

32

906 Certification

This Filing

101.INS

 XBRL Instance*

101.XSD

XBRL Schema*

101.CAL

 XBRL Calculation*

101.DEF

 XBRL Definition*

101.LAB

XBRL Label*

101.PRE

XBRL Presentation*

**XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sanguine Corporation

(Registrant)

Date: May 14, 2012

By: /s/ Frank Marra

Frank Marra

CEO and Chairman of the

Board of Directors

Date: May 14, 2012

By: /s/ Frank Marra

Frank Marra

Principal Financial Officer and Director